Form 10QSB
period 2006-09-30
Marketing Acquisition CORP
filed 2006-11-03
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2006

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

                        MARKETING ACQUISITION CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           11

  Item 3 Controls and Procedures                                             13

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   14

  Item 6 Exhibits                                                            14

SIGNATURES                                                                   14

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        MARKETING ACQUISITION CORPORATION
                                 BALANCE SHEETS
                           September 30, 2006 and 2005

                                   (UNAUDITED)

                                                                       September 30,       September 30,
                                                                           2006                2005
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $   8,224           $  12,044
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                   8,224              12,044
                                                                         ---------           ---------

TOTAL ASSETS                                                             $   8,224           $  12,044
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $      --           $      --
   Accrued interest payable to stockholder                                      89                  --
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                 89                  --
                                                                         ---------           ---------
LONG-TERM LIABILITIES
   Note payable to stockholder                                              10,000                  --
                                                                         ---------           ---------

      TOTAL LIABILITIES                                                     10,089                  --
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                --                  --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     24,033,600 shares issued and outstanding, respectively                 24,034              24,034
   Additional paid-in capital                                              459,930             459,930
   Accumulated deficit                                                    (485,829)           (471,920)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (1,865)             12,044
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   8,224           $  12,044
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
            Nine and Three months ended September 30, 2006 and 2005

                                   (UNAUDITED)

                                          Nine months      Nine months      Three months     Three months
                                             ended            ended            ended            ended
                                          September 30,    September 30,    September 30,    September 30,
                                              2006             2005             2006             2005
                                           -----------      -----------      -----------      -----------
REVENUES                                   $        --      $        --      $        --      $        --
                                           -----------      -----------      -----------      -----------
EXPENSES
   General and administrative expenses          14,015            4,249            5,453              600
                                           -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                  (14,015)          (4,249)          (5,453)            (600)

OTHER INCOME (EXPENSE)
   Interest expense                                (89)              --              (89)              --
   Interest income                                 252              149               58               78
                                           -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                    (13,852)          (4,100)          (5,484)            (522)

PROVISION FOR INCOME TAXES                          --               --               --               --
                                           -----------      -----------      -----------      -----------

NET LOSS                                       (13,852)          (4,100)          (5,484)            (522)

OTHER COMPREHENSIVE INCOME                          --               --               --               --
                                           -----------      -----------      -----------      -----------

COMPREHENSIVE LOSS                         $   (13,852)     $    (4,100)     $    (5,484)     $      (522)
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

                        MARKETING ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2006 and 2005

                                   (UNAUDITED)

                                                                  Nine months        Nine months
                                                                     ended              ended
                                                                  September 30,      September 30,
                                                                     2006               2005
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                                         $(13,852)          $ (4,100)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
       Depreciation and amortization                                     --                 --
       Increase (Decrease) in
       Accrued interest payable to stockholder                           89                 --
                                                                   --------           --------

        NET CASH USED IN OPERATING ACTIVITIES                       (13,763)            (4,100)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash advanced on loan from stockholder                            10,000                 --
                                                                   --------           --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                    10,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (3,763)            (4,100)

Cash at beginning of period                                          11,987             16,144
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  8,224           $ 12,044
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2006 and 2005

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

Since December 31, 1992, the Company has had no operations, significant assets or liabilities.

The Company's current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005

NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - NOTE PAYABLE TO STOCKHOLDER

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds may become necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $20,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of September 30, 2006, Mr. Little has advanced $10,000 to the Company with a maturity date of September 2008.

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2006 and 2005, are as follows:

                                            Nine months           Nine months
                                               ended                 ended
                                            September 30,         September 30,
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

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months       Nine months
                                                                ended             ended
                                                             September 30,     September 30,
                                                                 2006              2005
                                                               -------           -------
Statutory rate applied to income before income taxes           $(4,700)          $(1,400)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            4,700             1,400
                                                               -------           -------

     Income tax expense                                        $    --           $    --
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2006 and 2005, respectively:

                                                 September 30,     September 30,
                                                     2006              2005
                                                   -------           -------
Deferred tax assets
Net operating loss carryforwards                   $ 7,600           $ 2,880
Less valuation allowance                            (7,600)           (2,880)
                                                   -------           -------

Net Deferred Tax Asset                             $    --           $    --
                                                   =======           =======

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2006 and 2005

NOTE G - INCOME TAXES - CONTINUED

During each of the nine month periods ended September 30, 2006 and 2005,respectively, the valuation allowance increased by approximately $4,745 and $1,440. The ultimate realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

NOTE H - COMMON STOCK TRANSACTIONS

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended September 30, 2006 and 2005, respectively.

General and administrative expenses for each of the respective nine and three month periods ended September 30, 2006 and 2005 were nominal and were directly related to the maintenance of the corporate entity and the preparation and filing of the June 21, 2006 Form 10-SB and subsequent periodic reports pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine month periods ended September 30, 2006 and 2005 were$0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4) LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had working capital of approximately $8,100.

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds may become necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $20,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of September 30, 2006, Mr. Little has advanced $10,000 to the Company with a maturity date of September 2008.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                         MARKETING ACQUISITION CORPORATION


Dated: October 31, 2006                  By: /s/ Glenn A. Little
       ----------------                     ------------------------------------
                                                                 Glenn A. Little
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director