Form 10KSB
period 2006-12-31
Marketing Acquisition CORP
filed 2007-02-20
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   Form 10-KSB

--------------------------------------------------------------------------------
(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange
    Act of 1934

    For the fiscal year ended December 31, 2006

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

      Securities registered under Section 12 (b) of the Exchange Act - None

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock - $0.001 par value

Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The issuer's revenues for the fiscal year ended December 31, 2006 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 13, 2007 was approximately $-0-, based on no trading activity and/or posted quotations.

As of February 13, 2007, there were 24,033,600 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                        MARKETING ACQUISITION CORPORATION

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                             3
Item 2   Description of Property                                            14
Item 3   Legal Proceedings                                                  14
Item 4   Submission of Matters to a Vote of Security Holders                14

PART II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
          and Small Business Issuer Purchasers of Equity Securities         14
Item 6   Management's Discussion and Analysis or Plan of Operation          15
Item 7   Financial Statements                                               21
Item 8   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                            21
Item 8A  Controls and Procedures                                            21

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act                 21
Item 10  Executive Compensation                                             23
Item 11  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                   24
Item 12  Certain Relationships and Related Transactions                     24
Item 13  Exhibits                                                           25
Item 14  Principal Accountant Fees and Services                             26

SIGNATURES                                                                  27

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                     PART I

                        ITEM 1 - DESCRIPTION OF BUSINESS

                                     GENERAL

Marketing Acquisition Corporation (Company) was originally incorporated on July 26, 1990 in accordance with the Laws of the State of Florida as Marketing
Educational Corp. On June 13, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into a Nevada corporation formed on June 8, 2006 solely for the purpose of effecting the reincorporation. The Certificate of Incorporation and Bylaws of the Nevada corporation are the Certificate of Incorporation and Bylaws of the surviving corporation. Such Certificate of Incorporation kept the Company's new name of Marketing Acquisition Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

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

During 1991, the Company completed a public offering of 150,000 units of common stock, through a Registration Statement on Form S-18 (Registration No.33-37039-A). Each unit consisted of one share of common Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant. Each Class A Common Stock Purchase Warrant entitled the holder thereof to purchase two shares of Common Stock and each Class B Common Stock Purchase Warrant entitled the holder to purchase one Share of Common Stock. It was anticipated that the registration of the common stock underlying the Class A and Class B Common Stock Purchase Warrants would generate working capital for the Company. There was no exercise of any Class A or Class B Common Stock Purchase

Warrants. On August 5, 1992, pursuant to notice given to all Warrant holders (as disclosed on a Current Report on Form 8-K filed August 12, 1992), the Company gave a 30-day exercise period notice and notice to redeem all outstanding warrants at a price of $0.0005 per Warrant. The Company realized no gross or net proceeds received by the Company as a result of this Registration Statement on Form S-18.

Effective at the close of business on September 30, 1992, as reported in a Current Report on Form 8-K, filed October 7, 1992, the Company experienced a change in management. As a result of this event, the Company effectively liquidated all operations and assets and became a dormant entity at that point in time. The Company suspended its reporting under the Securities Exchange Act of 1934, as amended, due to a lack of operating capital.

Since September 30, 1992, the Company has had virtually no operations, assets or liabilities.

On April 16 and April 27, 2004, the Company, in two separate transactions, sold a total of 20,000,000 shares of restricted, unregistered common stock to Glenn
A. Little, pursuant to two separate subscription agreements for 10,000,000 shares each, for gross proceeds of $20,000. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

The Company stopped filing periodic reports in compliance with the Securities Exchange Act of 1934, as amended, during 1992. Due to the absence of certain accounting records, it was impossible to complete required filings from that point through March 2005. On April 15, 2005, the Company filed a Form 10-SB in order to disclose the Issuer's current status. The U. S. Securities and Exchange Commission (SEC), while acknowledging the intent of the filing, took the position that filing was improper and the filing was withdrawn. The Company then voluntarily requested a revocation of the registration and, on February 15, 2006, the SEC entered an order pursuant to Section 12(j) of the Exchange Act revoking the registration of the Company's securities which revocation cancelled the Company's filling obligations from previous periods. The Company has had no operations since 1992 and, accordingly, may now be deemed to be a "BLANK CHECK" or shell company, that is, either a development stage company that has no specific business plan or purpose or a dormant or inactive company that has indicated that its sole business plan is to engage in a merger or other acquisition with an unidentified company or companies, or other entity or person. On June 21, 2006, the Company filed a Registration Statement on Form 10-SB to re-register the eligible issued and outstanding shares of the Company's common stock as issued by the Company. It is the current position of the SEC that securities issued by a "SHELL" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933 (the "ACT"), but must be registered under the Act. Any other securities issued to individuals in the capacity of management, affiliates, control persons and promoters will also require registered with the SEC prior to resale and shall be issued with appropriate restricted legend to reflect the registration requirements.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth. At the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities.) The Company anticipates that the business opportunities presented to it will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued or that it believes may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by or merging into the Company is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company.

Depending upon the nature of the transaction, the current officers and directors of the Company may resign their management and board positions with the Company in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors: The Company, Lack of
Continuity of Management). In the event of such a resignation, the Company's current management would thereafter have no control over the conduct of the Company's business.

It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

              INVESTIGATION AND SELECTION OF BUSINESS OPPORTUNITIES

To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other Company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

It is anticipated that the Company will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

Certain types of business acquisition transactions may be completed without any requirement that the Company first submit the transaction to the stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of the Company's securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions may require prior approval of the stockholders.

In the event a proposed business combination or business acquisition transaction requires stockholder approval, the Company may be required to prepare a Proxy or Information Statement describing the proposed transaction, file it with the Securities and Exchange Commission for review and approval, and mail a copy of it to all Company stockholders prior to holding a stockholders meeting for purposes of voting on the proposal.

The analysis of business opportunities will be undertaken by or under the supervision of the Company's officer and director, who is not a professional business analyst (See Management.) Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, due to the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash.

Otherwise, in analyzing potential business opportunities, Company management anticipates that it will consider, among other things, the following factors:

     * Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;
     * The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;
     * Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors: The Company Regulations of Penny Stocks).
     * Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;
     *    The extent to which the business opportunity can be advanced;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     * The cost of participation by the Company as compared to the perceived tangible and intangible values and potential; and
     * The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

In regard to the possibility that the shares of the Company would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements, that the Company (1) have net tangible assets of at least $4.0 million, or a market capitalization of $50.0 million, or net income of not less that $0.75 million in its latest fiscal year or in two of the last three fiscal years; (2) have a public float (i.e., shares that are not held by any officer, director or 10% stockholder) of at least 1.0 million shares; (3) have a minimum bid price of at least $4.00; (4) have at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50.0 million. Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and Company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such Company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements.

As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities; obtain independent analysis or verification of certain information provided; check references of management and key personnel; and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

It is possible that the range of business opportunities that might be available for consideration by the Company could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in the Company's securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors: Regulation of Penny Stocks)

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative.

                               FORM OF ACQUISITION

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of the review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting stock of the Company following a merger or reorganization transaction. As part of such a transaction, the Company's existing directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called B tax free reorganization under the Internal Revenue Code of 1986 as amended, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e., 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other a tax free provisions provided under the Internal Revenue Code, the Company's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal stockholders.

It is anticipated that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

As a general matter, the Company anticipates that it, and/or its principal stockholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to produce goods and services.

                                   COMPETITION

The Company expects to encounter substantial competition in its efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than the Company, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

                                    EMPLOYEES

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

                                  RISK FACTORS

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

          LIMITED OPERATING HISTORY MAKES POTENTIAL DIFFICULT TO ASSESS

The Company has had no operating history nor any revenues or earnings from operations since 1992. All efforts to engage in meaningful business operations from our 1990 inception through 1992 were unsuccessful. The Company has limited financial resources and no operating activities. The Company will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This will most likely result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

                THERE IS NO AGREEMENT FOR A BUSINESS COMBINATION
             AND NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

The Company has no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which the Company would not consider a business combination with such business entity. Accordingly, the Company may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company.

                    NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

                            TYPE OF BUSINESS ACQUIRED

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded Company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

                             LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

         DEPENDENCE UPON MANAGEMENT; LIMITED PARTICIPATION OF MANAGEMENT

Because management consists of only one person, while seeking a business combination, Glenn A. Little, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Little anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Little has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Little. The loss of the services of Mr. Little would adversely affect development of the Company's business and its likelihood of continuing operations.

                              CONFLICTS OF INTEREST

The Company's sole officer and director has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. (See Management, Conflicts of Interest.)

It is anticipated that the Company's principal stockholder may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal stockholder may consider his own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction,

Company stockholders other than the principal stockholder may not be afforded the opportunity to approve or consent to a particular transaction.

                     POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholder. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

                        DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company's officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

                           REGULATION OF PENNY STOCKS

The U. S. Securities and Exchange Commission (SEC) has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the National Association of Securities Dealers' (NASD) OTC Bulletin Board or the "Pink Sheets", the rules would apply to the Company and to its securities. The Commission has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives; (b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and
(ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the Penny Stock and information on the limited market. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

            THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION
                  FOR BUSINESS OPPORTUNITIES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

            REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 4 business days following the effective date of a business combination. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company's agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

                LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

           PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company's authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

         POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

                             NO PUBLIC MARKET EXISTS

There is currently no public market for the Company's common stock, and no assurance can be given that a market will develop or that a stockholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the securities offered hereby. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the sales proceeds.

                       REGISTRATION OF SHARES IS REQUIRED

It is the SEC's position that securities issued by a "shell" company cannot be sold under the exemption from registration provided by Rule 144 promulgated under the Securities Act of 1933, but must be registered under the Securities Act of 1933.

                             BLUE SKY CONSIDERATION

Because the securities registered hereunder have not been registered for resale under the Blue Sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware, that there may be significant state Blue Sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. Accordingly, investors should consider the secondary market for the Company's securities to be a limited one.

              ADDITIONAL RISKS--DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

                                    TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

                        ITEM 2 - DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

                           ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of stockholders during the preceding quarter.

                                     PART II

     ITEM 5 - MARKET FOR COMPANY'S COMMON EQUITY, ELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                  COMMON STOCK

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share, of which there are 24,033,600 shares issued and outstanding.

The following summarizes the important provisions of the Company's capital stock: Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders; have no preemptive rights; have no conversion or redemption rights or sinking fund; do not have cumulative voting rights; and share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of the company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable.

                                 PREFERRED STOCK

The Company is also authorized to issue up to 50,000,000 shares of $0.001 par value Preferred Stock and no shares are issued and outstanding as of the date of this Report.

                               MARKET FOR TRADING

The Company's securities are eligible for trading on the OTC Bulletin Board under SEC Rule 15c2-11, Subsection (a)(5). The Company's trading symbol is MKAQ. As of the date of this report, there have been no known trades of the Company's securities.

                                    DIVIDENDS

Dividends, if any, will be contingent upon the Company's revenues and earnings, if any, and capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of the Company's Board of Directors. The Company presently intends to retain all earnings, if any, and accordingly the Board of Directors does not anticipate declaring any dividends prior to a business combination.

                                 TRANSFER AGENT

Our independent stock transfer agent is Securities Transfer Corporation, located in Frisco, Texas. The mailing address and telephone number are: 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034; (469) 633-0101.

                             REPORTS TO STOCKHOLDERS

The Company plans to furnish its stockholders with an annual report for each fiscal year ending December 31 containing financial statements audited by its registered independent public accounting firm. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited quarterly or other interim reports to its stockholders when it deems appropriate. The Company intends to maintain compliance with the periodic reporting requirements of the Securities Exchange Act of 1934.

       ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                (1) CAUTION REGARDING FORWARD-LOOKING INFORMATION

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                   (2) GENERAL

Marketing Educational Corp. (Company) was originally incorporated on July 26, 1990 in accordance with the Laws of the State of Florida.

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

Effective at the close of business on September 30, 1992, as reported on a Form 8-K, filed October 7, 1992, the Company experienced a change in management. As a result of this event, the Company effectively liquidated all operations and assets and became a dormant entity at that point. The Company suspended its reporting under the Securities Exchange Act of 1934, as amended, due to a lack of operating capital.

Since September 30, 1992, the Company has had virtually no operations, assets or liabilities.

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

                            (3) RESULTS OF OPERATIONS

The Company had no revenue for either of the years ended December 31, 2006 or 2005, respectively.

General and administrative expenses for each of the years ended December 31, 2006 and 2005 were approximately $15,600 and $4,400, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of the June 21, 2006 Form 10-SB and subsequent periodic reports pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine month periods ended December 31, 2006 and 2005 were$0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

It is anticipated that future expenditure levels will remain in line with the calendar 2006 expenditure levels until such time that the Company completes a business combination transaction. Upon completion of a business combination transaction, it is anticipated that the Company's expenses will increase significantly.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2006 and 2005, respectively, the Company had working capital of $6,500 and $12,000, respectively.

The Company and its controlling stockholder, Glenn A. Little, have acknowledged that outside funds may become necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $20,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2006, Mr. Little has advanced an aggregate of $10,000 to the Company with a maturity date of September 2008.

It is the intent of management to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for management to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

                              (4) PLAN OF BUSINESS

                                     GENERAL

The Company's current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company's officer and director nor any promoter and affiliate has engaged in any negotiations with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between the Company and such other company. Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

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

                                   MANAGEMENT

The Company is a blank check or shell corporation, and currently has no full-time employees. Glenn A. Little is the Company's sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Little. Mr. Little, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Little and the potential demands of the Company's activities. See Item 7, "Certain Relationships and Related Transactions - Conflicts of Interest."

The amount of time spent by Mr. Little on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Little will actually be required to spend to locate a suitable target company. Mr. Little estimates that the business plan of the Company can be implemented by devoting less than 5 hours per month but such figure cannot be stated with precision.

                        SEARCH FOR BUSINESS OPPORTUNITIES

The Company's search will be directed toward small and medium-sized enterprises, which have a desire to become reporting corporations and which are able to provide audited financial statements. The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, and no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders.

The Company may merge with a company that has retained one or more consultants or outside advisors. In that situation, the Company expects that the business opportunity will compensate the consultant or outside advisor. As of the date of this filing, there have been no discussions, agreements or understandings with any party regarding the possibility of a merger or acquisition between the Company and such other company. Consequently, the Company is unable to predict how the amount of such compensation would be calculated at this time. It is anticipated that any finder that the target company retains would be a registered broker-dealer.

The Company will not restrict its search to any specific kind of firm, but may acquire a venture, which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. The Company does not intend to obtain funds to finance the operation of any acquired business opportunity until such time as the Company has successfully consummated the merger or acquisition transaction. There are no loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

                      EVALUATION OF BUSINESS OPPORTUNITIES

The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements.

The Company is currently subject to the reporting requirements of the Exchange Act since the effective date of the Company's June 2006 filing of the Registration Statement on Form 10-SB. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements may not be considered appropriate for acquisition. The Company will not acquire or merge with any entity which cannot provide audited financial statements at or within a required period of time after closing of the proposed transaction.

Management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, who have a need for an immediate cash infusion, are not likely to find a potential business combination with the Company to be an attractive alternative. Nevertheless, the Company has not conducted market research and is not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity. The Company is unable to predict when it may participate in a business opportunity. It expects, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more. There can also be no assurances that we are able to successfully pursue a business opportunity. In that event, there is a substantial risk to the Company that failure to complete a business combination will significantly restrict its business operation and force management to cease operations and liquidate the Company.

                       (5) LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 and 2005, respectively, the Company had working capital of approximately $6,500 and $12,000.

The Company and it's controlling stockholder, Glenn A. Little, have acknowledged that outside funds may become necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $20,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2006, Mr. Little has advanced $10,000 to the Company with a maturity date of September 2008.

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for management to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

                     ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.

             ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                        ITEM 8A - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

     ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

           Name             Age           Position Held and Tenure
           ----             ---           ------------------------
     Glenn A. Little        53        President, Chief Executive Officer
                                      Chief Financial Officer and Director

The director named above will serve until the next annual meeting of the Company's stockholders or until any successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The sole director and officer will devote his time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for the officer or director to resign at the request of another person, and the officer and director is not acting on behalf of, nor will he act at the direction of, any other person.

                            BIOGRAPHICAL INFORMATION

GLENN A. LITTLE, is a graduate of The University of Florida, Gainesville (Bachelor of Science in Business Administration), and the American Graduate School of International Management (Master of Business Administration - International Management) and has been the principal of Little and Company Investment Securities (LITCO), a Securities Broker/Dealer with offices in Midland, Texas since 1979. Before founding LITCO, Mr. Little was a stockbroker with Howard, Weil, Labouisse Friedrich in their New Orleans, Louisiana, and Midland, Texas, offices and also worked for First National Bank of Commerce in New Orleans, Louisiana.

Mr. Little was appointed an Adjudicatory Official for the State Bar of Texas and served in that capacity from 1997 through 2003.

                   INDEMNIFICATION OF OFFICERS AND DIRECTORS.

The Company's by-laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company herefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2006, certain filing requirements regarding acquisitions of our common stock by Glenn A. Little, our sole officer and director and the beneficial owner of more than 10% of our common stock regarding two separate transactions involving the acquisition of common stock on April 16, 2004 and April 17, 2004, respectively had not been complied with by Mr. Little. The Company has confirmed that Mr. Little has subsequently filed the required reports.

                              CONFLICTS OF INTEREST

The sole officer of the Company will not devote more than a small portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company's sole officer and director to acquire his shares creates a conflict of interest for him and may compromise his state law fiduciary duties to the Company's other stockholders. In making any such sale, the Company's sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company's other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

The Company has adopted a policy under which any consulting or finders fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

                INVOLVEMENT ON CERTAIN MATERIAL LEGAL PROCEEDINGS
                         DURING THE PAST FIVE (5) YEARS

   (1) No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

   (2) No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

   (3) No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

   (4) No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

                        ITEM 10 - EXECUTIVE COMPENSATION

The current management and oversight of the Company requires less than four (4) hours per month. As the Company's sole officer and director is engaged in other full-time income producing activities, the Company's sole officer or director has received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s). See Certain Relationships and Related Transactions.

                           SUMMARY COMPENSATION TABLE

                                                                                       Change in
                                                                                        Pension
                                                                                       Value and
                                                                                      Nonqualified
Name and                                                               Non-Equity       Deferred
Principal                                      Stock      Option     Incentive Plan   Compensation    All Other
Position         Year   Salary($)   Bonus($)  Awards($)  Awards($)   Compensation($)   Earnings($)  Compensation($)  Total($)
--------         ----   ---------   --------  ---------  ---------   ---------------   -----------  ---------------  --------
Glenn A. Little
Principal        2006     $-0-       $-0-       $-0-       $-0-           $-0-            $-0-           $-0-         $-0-
Executive        2005     $-0-       $-0-       $-0-       $-0-           $-0-            $-0-           $-0-         $-0-
Officer          2004     $-0-       $-0-       $-0-       $-0-           $-0-            $-0-           $-0-         $-0-

The Company has no other Executive Compensation issues which would require the inclusion of other mandated table disclosures.

    ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                                              % of Class
Name and address                  Number of Shares         Beneficially Owned
----------------                  ----------------         ------------------

Glenn A. Little                      20,000,000                  83.2%
211 West Wall
Midland, Texas 79701

All Directors and                    20,000,000                  83.2%
Executive Officers (1 person)

            ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 16 and April 17, 2004, the Company, in two separate transactions, sold a total of 20,000,000 shares of restricted, unregistered common stock to Glenn
A. Little, pursuant to two separate subscription agreements for 10,000,000 shares each, for gross proceeds of $20,000. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

Mr. Little was concurrently elected President, Chief Executive Officer, Chief Operating Officer, Chairman of the Board of Directors, and Secretary and Treasurer of the Company.

As a result of this transaction, Glenn A. Little became the Company's controlling stockholder, owning 20,000,000 shares of the 24,033,600 issued and outstanding shares of the Registrant's common stock, or approximately 83.22%, at the close of business on April 17, 2004.

The Company currently maintains a mailing address at 211 West Wall, Midland, Texas 79701. The Company's telephone number there is (432) 682-1761. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director.

                               ITEM 13 - EXHIBITS

 Exhibit
 Number
 ------
  3i.1     Articles of Incorporation (*)
  3i.2     Articles of Merger (*)
  3.2      By-Laws (*)
  4.1      Specimen of Certificate of Common Stock (**)
  31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
  32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

----------
(*)- Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 0-52072) on June 21, 2006.
(**)- Incorporated by reference to the Company's Registration Statement on Form
      S-18 (File No. 0-19276) on March 26, 1991



                (Remainder of this page left blank intentionally)

                ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                     Year ended            Year ended
                                     December 31,          December 31,
                                        2006                  2005
                                      --------              --------

     1.  Audit fees                   $  4,144              $  2,188
     2.  Audit-related fees                 --                    --
     3.  Tax fees                           --                    --
     4.  All other fees                     --                    --
                                      --------              --------

           Totals                     $  4,144              $  2,188
                                      ========              ========

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with S. W. Hatfield, CPA maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: S. W. Hatfield, CPA did not charge the Company any fees for financial information system design and implementation fees.

The Company has no formal audit committee. However, the entire Board of Directors (Board) is the Company's defacto audit committee. In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "INDEPENDENCE DISCUSSIONS WITH AUDIT COMMITTEES." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            MARKETING ACQUISITION CORPORATION


Dated: February 20, 2007                    /s/ Glenn A. Little
       -----------------                    ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: February 20, 2007                    /s/ Glenn A. Little
       -----------------                    ------------------------------------
                                                                 Glenn A. Little
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director

                        MARKETING ACQUISITION CORPORATION

                                    CONTENTS



                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of December 31, 2006 and 2005                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2006 and 2005                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2006 and 2005                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2006 and 2005                          F-6

   Notes to Financial Statements                                             F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Marketing Acquisition Corporation

We have audited the accompanying balance sheets of Marketing Acquisition Corporation (a Nevada corporation) as of December 31, 2006 and 2005 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2006 and 2005, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquisition Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the each of the two years ended December 31, 2006 and 2005, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                             /s/ S. W. Hatfield, CPA
                                            -----------------------------
                                            S. W. HATFIELD, CPA
Dallas, Texas
February 1, 2007

                        MARKETING ACQUISITION CORPORATION
                                 BALANCE SHEETS
                           December 31, 2006 and 2005

                                                                        December 31,        December 31,
                                                                           2006                2005
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $   6,759           $  11,987
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                   6,759              11,987
                                                                         ---------           ---------

TOTAL ASSETS                                                             $   6,759           $  11,987
                                                                         =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $      --           $      --
   Accrued interest payable to stockholder                                     240                  --
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                240                  --
                                                                         ---------           ---------

LONG-TERM LIABILITIES
   Note payable to stockholder                                              10,000                  --
                                                                         ---------           ---------

      TOTAL LIABILITIES                                                     10,240                  --
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
    50,000,000 shares authorized
    None issued and outstanding                                                 --                  --
   Common stock - $0.001 par value
    100,000,000 shares authorized
    24,033,600 shares issued and outstanding, respectively                  24,034              24,034
   Additional paid-in capital                                              459,930             459,930
   Accumulated deficit                                                    (487,445)           (471,977)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (3,481)             11,987
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $   6,759           $  11,987
                                                                         =========           =========

   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2006 and 2005

                                                         Year ended             Year ended
                                                         December 31,           December 31,
                                                             2006                   2005
                                                         ------------           ------------
REVENUES                                                 $         --           $         --
                                                         ------------           ------------
EXPENSES
   General and administrative expenses                         15,562                  4,399
                                                         ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                 (15,562)                (4,399)

OTHER INCOME (EXPENSE)
   Interest expense                                              (240)                    --
   Interest income                                                334                    242
                                                         ------------           ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES               (15,468)                (4,157)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

NET LOSS                                                      (15,468)                (4,157)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE LOSS                                       $    (15,468)          $     (4,157)
                                                         ============           ============
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                          nil                    nil
                                                         ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted                     24,033,600             24,033,600
                                                         ============           ============


   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2006 and 2005

                                          Common Stock         Additional
                                     ---------------------       paid-in      Accumulated
                                     Shares         Amount       capital        deficit         Total
                                     ------         ------       -------        -------         -----
BALANCES AT JANUARY 1, 2005        24,033,600      $24,034      $459,930      $(467,820)      $ 16,144

Net loss for the year                      --           --            --         (4,157)        (4,157)
                                   ----------      -------      --------      ---------       --------

BALANCES AT DECEMBER 31, 2005      24,033,600       24,034       459,930       (471,977)        11,987

Net loss for the year                      --           --            --        (15,468)       (15,468)
                                   ----------      -------      --------      ---------       --------

BALANCES AT DECEMBER 31, 2006      24,033,600      $24,034      $459,930      $(487,445)      $ (3,481)
                                   ==========      =======      ========      =========       ========


   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2005 and 2004

                                                                  Year ended         Year ended
                                                                  December 31,       December 31,
                                                                     2005               2004
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(15,468)          $ (4,157)
   Adjustments to reconcile net loss
    to net cash provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase in Accrued interest payable                              240                 --
                                                                   --------           --------

        NET CASH USED IN OPERATING ACTIVITIES                       (15,228)            (4,157)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loan from officer                                   10,000                 --
                                                                   --------           --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                    10,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          (5,228)            (4,157)

Cash at beginning of period                                          11,987             16,144
                                                                   --------           --------

CASH AT END OF PERIOD                                              $  6,759           $ 11,987
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========

   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

3. Earnings (loss) per share - continued

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

     At December 31, 2006 and 2005, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - NOTE PAYABLE TO STOCKHOLDER

The Company and it's controlling shareholder, Glenn A. Little, have acknowledged that outside funds may become necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $20,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. As of December 31, 2006, Mr. Little has advanced $10,000 to the Company with a maturity date of September 2008.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2006 and 2005, are as follows:

                                            Year ended            Year ended
                                            December 31,          December 31,
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
                                              =======               =======

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           December 31, 2006 and 2005

NOTE G - INCOME TAXES - CONTINUED

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

The Company's income tax expense (benefit) for each of the years ended December 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Year ended        Year ended
                                                              December 31,      December 31,
                                                                 2006              2005
                                                               -------           -------
Statutory rate applied to income before income taxes           $(5,300)          $(1,400)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            5,300             1,400
                                                               -------           -------

      Income tax expense                                       $    --           $    --
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2006 and 2005, respectively:

                                               December 31,        December 31,
                                                  2006                2005
                                                -------             -------
Deferred tax assets
  Net operating loss carryforwards              $ 8,000             $ 2,700
  Less valuation allowance                       (8,000)             (2,700)
                                                -------             -------

  Net Deferred Tax Asset                        $    --             $    --
                                                =======             =======

During each of the years ended December 31, 2006 and 2005,respectively, the valuation allowance increased by approximately $5,300 and $1,400. The ultimate realization of the deferred tax asset is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

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