Form 10QSB
period 2007-03-31
Marketing Acquisition Corp
filed 2007-05-01
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended March 31, 2007

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

                     12890 Hilltop Road, Argyle, Texas 76226
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: April 27, 2007: 84,033,600

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        MARKETING ACQUISITION CORPORATION

                Form 10-QSB for the Quarter ended March 31, 2007

                                Table of Contents

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             15

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   15

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         15

  Item 3 Defaults Upon Senior Securities                                     16

  Item 4 Submission of Matters to a Vote of Security Holders                 16

  Item 5 Other Information                                                   16

  Item 6 Exhibits                                                            16

SIGNATURES                                                                   16

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        MARKETING ACQUISITION CORPORATION
                                 BALANCE SHEETS
                             March 31, 2007 and 2006

                                   (UNAUDITED)

                                                                         March 31,           March 31,
                                                                           2007                2006
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
  Cash on hand and in bank                                               $  61,267           $  11,889
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                  61,267              11,889
                                                                         ---------           ---------

TOTAL ASSETS                                                             $  61,267           $  11,889
                                                                         =========           =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
  Accounts payable - trade                                               $      --           $      --
  Accrued interest payable to stockholder                                      388                  --
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                388                  --
                                                                         ---------           ---------

LONG-TERM LIABILITIES
  Note payable to stockholder                                               10,000                  --
                                                                         ---------           ---------

      TOTAL LIABILITIES                                                     10,388                  --
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                 --                  --
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock - $0.001 par value
    50,000,000 shares authorized
    None issued and outstanding                                                 --                  --
  Common stock - $0.001 par value
    100,000,000 shares authorized
    84,033,600 and 24,033,600 shares
     issued and outstanding, respectively                                   84,034              24,034
  Additional paid-in capital                                               459,930             459,930
  Accumulated deficit                                                     (493,085)           (472,075)
                                                                         ---------           ---------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                  50,879              11,889
                                                                         ---------           ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  61,267           $  11,889
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 2007 and 2006

                                   (UNAUDITED)

                                                         Three months           Three months
                                                            ended                  ended
                                                           March 31,              March 31,
                                                             2007                   2006
                                                         ------------           ------------
REVENUES                                                 $         --           $         --
                                                         ------------           ------------

EXPENSES
  General and administrative expenses                           5,543                    203
                                                         ------------           ------------

INCOME (LOSS) FROM OPERATIONS                                  (5,543)                  (203)

OTHER INCOME (EXPENSE)
  Interest expense                                               (148)                    --
  Interest income                                                  51                    105
                                                         ------------           ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (5,640)                   (98)

PROVISION FOR INCOME TAXES                                         --                     --
                                                         ------------           ------------

NET LOSS                                                       (5,640)                   (98)

OTHER COMPREHENSIVE INCOME                                         --                     --
                                                         ------------           ------------

COMPREHENSIVE LOSS                                       $     (5,640)          $        (98)
                                                         ============           ============

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                                          nil                    nil
                                                         ============           ============
Weighted-average number of shares
 outstanding - basic and fully diluted                     32,033,600             24,033,600
                                                         ============           ============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2007 and 2006

                                   (UNAUDITED)

                                                                 Three months       Three months
                                                                    ended              ended
                                                                   March 31,          March 31,
                                                                     2007               2006
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                 $ (5,640)          $    (98)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
     Depreciation and amortization                                       --                 --
     Increase in Accrued interest payable                               148                 --
                                                                   --------           --------

        NET CASH USED IN OPERATING ACTIVITIES                        (5,492)               (98)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash received from sale of common stock                            60,000                 --
                                                                   --------           --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                    60,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          54,508                (98)

Cash at beginning of period                                           6,759             11,987
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 61,267           $ 11,889
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
                                                                   ========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             March 31, 2007 and 2006


NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Marketing Acquisition Corporation (Company) was originally incorporated on July 26, 1990 in accordance with the Laws of the State of Florida as Marketing Educational Corporation. The Company changed it's corporate name to Marketing Acquisition Corporation on February 28, 2006.

On June 13, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into a Nevada corporation formed on June 8, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation kept the Company's new name of Marketing Acquisition Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented.

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE B - PREPARATION OF FINANCIAL STATEMENTS - CONTINUED

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2007.

NOTE C - GOING CONCERN UNCERTAINTY

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages. This venture was unsuccessful and all business operations were abandoned by December 31, 1992. Since December 31, 1992, the Company has had no operations, assets or liabilities. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Earnings (loss) per share

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common stockholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

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

     At March 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

4. Recent Accounting Pronouncements

     The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flows.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

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

NOTE F - NOTE PAYABLE TO STOCKHOLDER

During Calendar 2006, the Company executed a $20,000 Line of Credit Note Payable with Glenn A. Little, the Company's former controlling stockholder to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 6.0% and matures in September 2008. Through March 31, 2007, Mr. Little has advanced $10,000 to the Company.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2007 and 2006, are as follows:

                                            Three months          Three months
                                               ended                 ended
                                             March 31,             March 31,
                                                2007                  2006
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
                                              =======               =======

Concurrent with April 2004 and March 2007 changes in control, the Company has a nominal net operating loss carryforward for income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

                (Remainder of this page left blank intentionally)

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Three months      Three months
                                                                ended             ended
                                                               March 31,         March 31,
                                                                 2007              2006
                                                               -------           -------
Statutory rate applied to income before income taxes           $(1,900)          $   (30)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            1,900                30
                                                               -------           -------

     Income tax expense                                        $    --           $    --
                                                               =======           =======

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of March 31, 2007 and 2006, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

                                                   March 31,         March 31,
                                                     2007              2006
                                                   --------          --------
Deferred tax assets
  Net operating loss carryforwards                 $     --          $     --
  Less valuation allowance                               --                --
                                                   --------          --------

  Net Deferred Tax Asset                           $     --          $     --
                                                   ========          ========

NOTE H - COMMON STOCK TRANSACTIONS

On June 13, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into a Nevada corporation formed on June 8, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation kept the Company's new name of Marketing Acquisition Corporation and modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

On March 20, 2007, the Company entered into a Subscription Agreement (Agreement) with Halter Financial Investments, L.P., a Texas limited partnership (HFI). Other than in respect to this transaction, HFI had had no other material relationship with the Company or any of the Company's then officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreement, the Company sold to HFI 60,000,000 shares of its common stock at a purchase price of $.001 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of the closing of this stock purchase transaction, HFI owns 71.4% of the total outstanding shares of the Company's capital stock and 71.4% total voting power of all outstanding voting securities.

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2007 and 2006


NOTE I - SUBSEQUENT EVENT

On April 23, 2007, the Company's Board of Directors unanimously approved and recommended that the stockholders approve, and the Company's Majority Stockholder approved, an amendment to our Articles of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock. The effect of the reverse split will reduce the number of issued and outstanding shares from 84,033,600 to approximately 1,750,700 shares, thereby making the Company be better positioned to effect our business strategy of entering into a business combination with a private entity that has current business operations.

The reverse stock split, when implemented, will not change the par value of our common stock nor change the number of authorized shares of our common stock. Except for any changes as a result of the treatment of fractional shares, following the reverse split, each stockholder who owns 48 or more shares will hold the same percentage of common stock outstanding immediately following the reverse stock split as such stockholder did immediately prior to the reverse stock split.


                (Remainder of this page left blank intentionally)

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

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. As a "REPORTING COMPANY," the Company may be more attractive to a private acquisition target because its common stock may thereby be quoted on the OTC Bulletin Board. As a result of filing the June 21, 2006 Registration Statement on Form 10-SB, the Company is obligated to file with the SEC certain interim and periodic reports including an annual report containing audited financial statements. The Company anticipates that it will continue to file such reports as required under the Exchange Act. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell corporation through a reverse merger or reverse acquisition transaction whereby the stockholders of the private company become the majority of the stockholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine or three month periods ended March 31, 2007 and 2006, respectively.

General and administrative expenses for each of the respective three month periods ended March 31, 2007 and 2006 were nominal and were directly related to the maintenance of the corporate entity and the preparation and filing of the June 21, 2006 Form 10-SB and subsequent periodic reports pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 2007 and 2006 were $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective period.

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

COMBINATION SUITABILITY STANDARDS

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal stockholders or general partners:

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

(4) LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, the Company had working capital of approximately $60,900.

During Calendar 2006, the Company executed a $20,000 Line of Credit Note Payable with Glenn A. Little, the Company's former controlling stockholder to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 6.0% and matures in September 2008. Through March 31, 2007, Mr. Little has advanced $10,000 to the Company.

On March 20, 2007, the Company entered into a Subscription Agreement (Agreement) with Halter Financial Investments, L.P., a Texas limited partnership (HFI). Other than in respect to this transaction, HFI had had no other material relationship with the Company or any of the Company's then officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreement, the Company sold to HFI 60,000,000 shares of its common stock at a purchase price of $.001 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of the closing of this stock purchase transaction, HFI owns 71.4% of the total outstanding shares of the Company's capital stock and 71.4% total voting power of all outstanding voting securities.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Accounting Officer, on the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and Chief Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to information relating to the Company required to be included in the Company's Exchange Act reports.

     While the Company believes that its existing disclosure controls and procedures have been effective to accomplish their objectives, the Company intends to continue to examine, refine and document its disclosure controls and procedures and to monitor ongoing developments in this area.

(b)  Changes in Internal Controls

     During the quarter ended March 31, 2007, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

On March 20, 2007, the Company entered into a Subscription Agreement (Agreement) with Halter Financial Investments, L.P., a Texas limited partnership (HFI). Other than in respect to this transaction, HFI had had no other material relationship with the Company or any of the Company's then officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreement, the Company sold to HFI 60,000,000 shares of its common stock at a purchase price of $.001 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of the closing of this stock purchase transaction, HFI owns 71.4% of the total outstanding shares of the Company's capital stock and 71.4% total voting power of all outstanding voting securities.

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 23, 2007, the Company's Board of Directors unanimously approved and recommended that the stockholders approve, and the Company's Majority Stockholder approved, an amendment to our Articles of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock. The effect of the reverse split will reduce the number of issued and outstanding shares from 84,033,600 to approximately 1,750,700 shares, thereby making the Company be better positioned to effect our business strategy of entering into a business combination with a private entity that has current business operations.

The reverse stock split, when implemented, will not change the par value of our common stock nor change the number of authorized shares of our common stock. Except for any changes as a result of the treatment of fractional shares, following the reverse split, each stockholder who owns 48 or more shares will hold the same percentage of common stock outstanding immediately following the reverse stock split as such stockholder did immediately prior to the reverse stock split.

ITEM 5 - OTHER INFORMATION

None

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARKETING ACQUISITION CORPORATION


Dated: April 27, 2007                  By: /s/ Timothy P. Halter
       --------------                     --------------------------------------
                                                               Timothy P. Halter
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director