Form 10QSB
period 2007-06-30
Marketing Acquisition Corp
filed 2007-07-25
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

    For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 25, 2007: 1,849,285

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        MARKETING ACQUISITION CORPORATION

                 Form 10-QSB for the Quarter ended June 30, 2007

                                Table of Contents


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             14

PART II - OTHER INFORMATION

  Item 1 Legal Proceedings                                                   14

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds         14

  Item 3 Defaults Upon Senior Securities                                     14

  Item 4 Submission of Matters to a Vote of Security Holders                 14

  Item 5 Other Information                                                   15

  Item 6 Exhibits                                                            15

SIGNATURES                                                                   15

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        MARKETING ACQUISITION CORPORATION
                                 BALANCE SHEETS
                             June 30, 2007 and 2006

                                   (UNAUDITED)

                                                                   June 30, 2007       June 30, 2006
                                                                   -------------       -------------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                          $  57,133           $   3,169
                                                                     ---------           ---------

      TOTAL CURRENT ASSETS                                              57,133               3,619
                                                                     ---------           ---------

TOTAL ASSETS                                                         $  57,133           $   3,619
                                                                     =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                          $      --           $      --
   Accrued interest payable to stockholder                                 537                  --
                                                                     ---------           ---------

      TOTAL CURRENT LIABILITIES                                            537                  --
                                                                     ---------           ---------

LONG-TERM LIABILITIES
   Note payable to stockholder                                          10,000                  --
                                                                     ---------           ---------

      TOTAL LIABILITIES                                                 10,537                  --
                                                                     ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                            --                  --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     1,849,285 and 599,285 shares issued
      and outstanding, respectively                                      1,849                 599
   Additional paid-in capital                                          542,115             483,365
   Accumulated deficit                                                (497,368)           (480,345)
                                                                     ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              46,596               3,619
                                                                     ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $  57,133           $   3,619
                                                                     =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2007 and 2006

                                   (UNAUDITED)

                                           Six months        Six months       Three months      Three months
                                              ended             ended             ended             ended
                                          June 30, 2007     June 30, 2006     June 30, 2007     June 30, 2006
                                          -------------     -------------     -------------     -------------
REVENUES                                    $       --        $       --        $       --        $       --
                                            ----------        ----------        ----------        ----------
EXPENSES
   General and administrative expenses           9,677             8,562             4,134             8,359
                                            ----------        ----------        ----------        ----------

INCOME (LOSS) FROM OPERATIONS                   (9,677)           (8,562)           (4,134)           (8,359)

OTHER INCOME (EXPENSE)
   Interest expense                               (298)               --              (150)               --
   Interest income                                  51               194                --                89
                                            ----------        ----------        ----------        ----------

INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                     (9,924)           (8,368)           (4,284)           (8,270)

PROVISION FOR INCOME TAXES                          --                --                --                --
                                            ----------        ----------        ----------        ----------

NET LOSS                                        (9,924)           (8,368)           (4,284)           (8,270)

OTHER COMPREHENSIVE INCOME                          --                --                --                --
                                            ----------        ----------        ----------        ----------

COMPREHENSIVE LOSS                          $   (9,924)       $   (8,368)       $   (4,284)       $   (8,270)
                                            ==========        ==========        ==========        ==========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                    $    (0.01)       $    (0.02)              nil        $    (0.02)
                                            ==========        ==========        ==========        ==========
Weighted-average number of shares
 outstanding - basic and fully diluted       1,310,611           500,700         1,849,285           500,700
                                            ==========        ==========        ==========        ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2007 and 2006

                                   (UNAUDITED)

                                                                  Six months         Six months
                                                                    ended              ended
                                                                 June 30, 2007      June 30, 2006
                                                                 -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $ (9,924)          $ (8,368)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase in Accrued interest payable                              298                 --
                                                                   --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                      (9,626)            (8,368)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from sale of common stock                           60,000                 --
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                  60,000                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          50,374             (8,368)

Cash at beginning of period                                           5,759             11,987
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 56,133           $  3,619
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                             June 30, 2007 and 2006


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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


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

NOTE F - NOTE PAYABLE TO STOCKHOLDER

During Calendar 2006, the Company executed a $20,000 Line of Credit Note Payable with Glenn A. Little, the Company's former controlling stockholder to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 6.0% and matures in September 2008. Through June 30, 2007, Mr. Little has advanced $10,000 to the Company.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2007 and 2006, are as follows:

                                             Six months            Six months
                                               ended                 ended
                                           June 30, 2007         June 30, 2006
                                           -------------         -------------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
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



               (Remainder of this page left blank intentionally)

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Six months        Six months
                                                                ended             ended
                                                            June 30, 2007     June 30, 2006
                                                            -------------     -------------
Statutory rate applied to income before income taxes           $(3,400)          $(2,800)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            3,400             2,845
                                                               -------           -------

      Income tax expense                                       $    --           $    --
                                                               =======           =======

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of June 30, 2007 and 2006, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

                                              June 30, 2007       June 30, 2006
                                              -------------       -------------
Deferred tax assets
  Net operating loss carryforwards               $ 1,450             $    --
  Less valuation allowance                        (1,450)                 --
                                                 -------             -------

  Net Deferred Tax Asset                         $    --             $    --
                                                 =======             =======

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

On April 23, 2007, the Company's Board of Directors unanimously approved and recommended that the stockholders approve, and the Company's Majority Stockholder approved, an amendment to our Articles of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock on a 1 for 48 share basis, with no stockholder being reversed to less than a round lot of 100 shares with fractional shares rounded up to the nearest whole share:

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                             June 30, 2007 and 2006


NOTE H - COMMON STOCK TRANSACTIONS - CONTINUED

            Shares prior to          Shares after
             reverse split           reverse split
             -------------           -------------

                   1                      100
                  10                      100
                 100                      100
               1,000                      100
               5,000                      105

The effect of the reverse split reduced the total number of issued and outstanding shares from 84,033,600 to 1,849,285 shares, after giving effect to both the special provisions discussed above and the rounding for fractional shares. The reverse stock split did not change the par value of our common stock nor change the number of authorized shares of our common stock. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.




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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the six month periods ended June 30, 2007 and 2006, respectively.

General and administrative expenses for the six month periods ended June 30, 2007 and 2006 relate to the maintenance of the corporate entity and complying with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2007 and 2006 were $(0.01) and $(0.02), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period, after adjustment for the May 17, 2007 1-for-48 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2007 and 2006, respectively, the Company had working capital of approximately $56,600 and $3,600, respectively.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

(3)  LIQUIDITY AND CAPITAL RESOURCES

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None

ITEM 2 - RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

None

ITEM 3 - DEFAULTS ON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has held no regularly scheduled, called or special meetings of stockholders during the reporting period.


                (Remainder of this page left blank intentionally)

ITEM 5 - OTHER INFORMATION

On April 23, 2007, the Company's Board of Directors unanimously approved and recommended that the stockholders approve, and the Company's Majority Stockholder approved, an amendment to our Articles of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock on a 1 for 48 share basis, with no stockholder being reversed to less than a round lot of 100 shares with fractional shares rounded up to the nearest whole share:

            Shares prior to          Shares after
             reverse split           reverse split
             -------------           -------------

                   1                      100
                  10                      100
                 100                      100
               1,000                      100
               5,000                      105

The effect of the reverse split reduced the total number of issued and outstanding shares from 84,033,600 to 1,849,285, after giving effect to both the special provisions discussed above and the rounding for fractional shares. The reverse stock split did not change the par value of our common stock nor change the number of authorized shares of our common stock. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

ITEM 6 - EXHIBITS

31.1  Certification  pursuant  to  Section  302 of  Sarbanes-Oxley  Act of 2002
32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARKETING ACQUISITION CORPORATION


Dated: July 25, 2007                  By: /s/ Timothy P. Halter
       -------------                     ---------------------------------------
                                                               Timothy P. Halter
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director