Form 10QSB
period 2007-09-30
Marketing Acquisition Corp
filed 2007-10-24
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 24, 2007: 1,849,285

Transitional Small Business Disclosure Format (check one): YES [ ] NO [X]

                        MARKETING ACQUISITION CORPORATION

              Form 10-QSB for the Quarter ended September 30, 2007

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

                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

                        MARKETING ACQUISITION CORPORATION
                                 BALANCE SHEETS
                           September 30, 2007 and 2006

                                   (UNAUDITED)

                                                                       September 30,       September 30,
                                                                           2007                2006
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $  54,192           $   8,224
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                  54,192               8,224
                                                                         ---------           ---------

TOTAL ASSETS                                                             $  54,192           $   8,224
                                                                         =========           =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES
CURRENT LIABILITIES
   Accounts payable - trade                                              $      --           $      --
   Accrued interest payable to stockholder                                     689                  89
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                689                  89
                                                                         ---------           ---------

LONG-TERM LIABILITIES
   Note payable to stockholder                                              10,000              10,000
                                                                         ---------           ---------

      TOTAL LIABILITIES                                                     10,689              10,537
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                                --                  --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     1,849,285 and 599,285 shares
     issued and outstanding, respectively                                    1,849                 599
   Additional paid-in capital                                              542,115             483,365
   Accumulated deficit                                                    (500,461)           (485,829)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  43,503              (1,865)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  54,192           $   8,224
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and Three months ended September 30, 2007 and 2006

                                   (UNAUDITED)

                                           Nine months       Nine months       Three months      Three months
                                              ended             ended             ended             ended
                                           September 30,     September 30,     September 30,     September 30,
                                               2007              2006              2007              2006
                                            ----------        ----------        ----------        ----------
REVENUES                                    $       --        $       --        $       --        $       --
                                            ----------        ----------        ----------        ----------
EXPENSES
   General and administrative expenses          12,618            14,015             2,941             5,453
                                            ----------        ----------        ----------        ----------

INCOME (LOSS) FROM OPERATIONS                  (12,618)          (14,015)           (2,941)           (5,453)

OTHER INCOME (EXPENSE)
   Interest expense                               (449)              (89)             (151)              (89)
   Interest income                                  51               252                --                58
                                            ----------        ----------        ----------        ----------
INCOME (LOSS) BEFORE
 PROVISION FOR INCOME TAXES                    (13,016)          (13,852)           (3,092)           (5,484)

PROVISION FOR INCOME TAXES                          --                --                --                --
                                            ----------        ----------        ----------        ----------

NET LOSS                                       (13,016)          (13,852)           (3,092)           (5,484)

OTHER COMPREHENSIVE INCOME                          --                --                --                --
                                            ----------        ----------        ----------        ----------

COMPREHENSIVE LOSS                          $  (13,016)       $  (13,852)       $   (3,092)       $   (5,484)
                                            ==========        ==========        ==========        ==========

Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                    $    (0.01)       $    (0.03)              nil        $    (0.01)
                                            ==========        ==========        ==========        ==========
Weighted-average number of shares
 outstanding - basic and fully diluted       1,492,142           500,700         1,849,285           500,700
                                            ==========        ==========        ==========        ==========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2007 and 2006

                                   (UNAUDITED)

                                                                 Nine months        Nine months
                                                                    ended              ended
                                                                 September 30,      September 30,
                                                                     2007               2006
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $(13,016)          $(13,852)
   Adjustments to reconcile net loss to net cash
    provided by operating activities
      Depreciation and amortization                                      --                 --
      Increase in Accrued interest payable                              449                 89
                                                                   --------           --------

          NET CASH USED IN OPERATING ACTIVITIES                     (13,763)           (13,763)
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received from sale of common stock                           60,000                 --
   Cash received on loan from stockholder                                --             10,000
                                                                   --------           --------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                  60,000             10,000
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          47,433             (3,763)

Cash at beginning of period                                           6,759             11,987
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 54,192           $  8,224
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --           $     --
                                                                   ========           ========
   Income taxes paid for the year                                  $     --           $     --
                                                                   ========           ========


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        MARKETING ACQUISITION CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           September 30, 2007 and 2006


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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006


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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006


NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006


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

NOTE F - NOTE PAYABLE TO STOCKHOLDER

During Calendar 2006, the Company executed a $20,000 Line of Credit Note Payable with Glenn A. Little, the Company's former controlling stockholder to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 6.0% and matures in September 2008. Through September 30, 2007, Mr. Little has advanced $10,000 to the Company.

NOTE G - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2007 and 2006, are as follows:

                                            Nine months           Nine months
                                               ended                 ended
                                            September 30,         September 30,
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



                (Remainder of this page left blank intentionally)

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006


NOTE G - INCOME TAXES - CONTINUED

The Company's income tax expense (benefit) for each of the six month periods ended September 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                             Nine months       Nine months
                                                                ended             ended
                                                             September 30,     September 30,
                                                                 2007              2006
                                                               -------           -------
Statutory rate applied to income before income taxes           $(4,400)          $(4,700)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward            4,400             4,700
                                                               -------           -------

     Income tax expense                                        $    --           $    --
                                                               =======           =======

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of September 30, 2007 and 2006, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

                                               September 30,       September 30,
                                                   2007                2006
                                                 -------             -------
Deferred tax assets
  Net operating loss carryforwards               $ 2,500             $    --
  Less valuation allowance                        (2,500)                 --
                                                 -------             -------

  Net Deferred Tax Asset                         $    --             $    --
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

                        MARKETING ACQUISITION CORPORATION
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                           September 30, 2007 and 2006


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

(2) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine month periods ended September 30, 2007 and 2006, respectively.

General and administrative expenses for the nine month periods ended September 30, 2007 and 2006 relate to the maintenance of the corporate entity and complying with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended September 30, 2007 and 2006 were $(0.01) and $(0.03), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period, after adjustment for the May 17, 2007 1-for-48 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 2007 and 2006, respectively, the Company had working capital of approximately $53,000 and $8,100, respectively.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                        (Signatures follow on next page)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MARKETING ACQUISITION CORPORATION


Dated: October 24, 2007                By: /s/ Timothy P. Halter
       ----------------                   --------------------------------------
                                                               Timothy P. Halter
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director