Form 10KSB
period 2007-12-31
Marketing Acquisition Corp
filed 2008-02-08
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB



(Mark one)

[X]  Annual Report Under Section 13 or 15(d) of The  Securities  Exchange Act of
     1934

     For the fiscal year ended December 31, 2007

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from ______________ to _____________



                         Commission File Number: 0-52072

                        Marketing Acquisition Corporation
        (Exact name of small business issuer as specified in its charter)

           Nevada                                       62-1299374
  ------------------------                      --------------------------
  (State of incorporation)                        (IRS Employer ID Number)

                    12890 Hilltop Road, Argyle, TX 76226-4312
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)




      Securities registered under Section 12 (b) of the Exchange Act - None

         Securities registered under Section 12(g) of the Exchange Act:
                        - Common Stock - $0.001 par value



Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): Yes X    No


The issuer's revenues for the fiscal year ended December 31, 2007 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 5, 2008 was approximately $-0-, based on no trading activity and/or posted quotations.

As of February 5, 2008, there were 1,853,207 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes        No   X
                                                     -----    -----

                        Marketing Acquisition Corporation

                                Index to Contents

                                                                     Page Number
                                                                     -----------
Part I

Item 1   Description of Business                                               3
Item 2   Description of Property                                               9
Item 3   Legal Proceedings                                                    10
Item 4   Submission of Matters to a Vote of Security Holders                  10

Part II

Item 5   Market for Company's Common Equity, Related Stockholders Matters
           and Small Business Issuer Purchasers of Equity Securities          10
Item 6   Management's Discussion and Analysis or Plan of Operation            11
Item 7   Financial Statements                                                F-1
Item 8   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          14
Item 8A    Controls and Procedures                                            15

Part III

Item 9     Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act               15
Item 10    Executive Compensation                                             17
Item 11    Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters                                 18
Item 12    Certain Relationships and Related Transactions                     18
Item 13    Exhibits                                                           19
Item 14    Principal Accountant Fees and Services                             19

Signatures                                                                  F-12

                  Caution Regarding Forward-Looking Information
                  ---------------------------------------------

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


                                     PART I

Item 1 - Description of Business

General
-------

Marketing Acquisition Corporation (the "Company") was originally incorporated on July 26, 1990 in accordance with the laws of the State of Florida as Marketing Educational Corp.

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages. The educational materials marketed by the Company consisted of encyclopedias, learning books, educational audio and video tapes which were designed to be used in various combinations to accommodate the educational levels and needs of families with children of all ages.

On June 13, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into a Nevada corporation formed on June 8, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

During 1991, the Company completed a public offering of 150,000 units of common stock, through a Registration Statement on Form S-18 (Registration No.33-37039-A). Each unit consisted of one share of common Stock, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant. Each Class A Common Stock Purchase Warrant entitled the holder thereof to purchase two shares of Common Stock and each Class B Common Stock Purchase Warrant entitled the holder to purchase one Share of Common Stock. It was anticipated that the registration of the common stock underlying the Class A and Class B Common Stock Purchase Warrants would generate working capital for the Company. There was no exercise of any Class A or Class B Common Stock Purchase Warrants. On August 5, 1992, pursuant to notice given to all Warrant holders (as disclosed on a Current Report on Form 8-K filed August 12, 1992), the Company gave a 30-day exercise period notice and notice to redeem all outstanding warrants at a price of $0.0005 per Warrant. The Company realized no gross or net proceeds as a result of this Registration Statement on Form S-18.

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

The Company stopped filing periodic reports in compliance with the Securities Exchange Act of 1934, as amended, during 1992. Due to the absence of certain accounting records, it was impossible to complete required filings from that point through March 2005. On April 15, 2005, the Company filed a Form 10-SB in order to disclose the Company's current status. The U. S. Securities and Exchange Commission (SEC), while acknowledging the intent of the filing, took the position that filing was improper and the filing was withdrawn. The Company then voluntarily requested a revocation of the registration and, on February 15, 2006, the SEC entered an order pursuant to Section 12(j) of the Exchange Act revoking the registration of the Company's securities which revocation cancelled the Company's filling obligations from previous periods. The Company has had no operations since 1992 and, accordingly, may now be deemed to be a "blank check" or shell company, that is, either a development stage company that has no specific business plan or purpose or a dormant or inactive company that has indicated that its sole business plan is to engage in a merger or other acquisition with an unidentified company or companies, or other entity or person.

On June 21, 2006, the Company filed a Registration Statement on Form 10-SB to re-register the Company's common stock under Section 12 of the Securities Exchange Act of 1934, as amended.

On March 20, 2007, the Company entered into a Subscription Agreement (Agreement) with Halter Financial Investments, L.P., a Texas limited partnership (HFI). Other than in respect to this transaction, HFI had had no other material relationship with the Company or any of the Company's then officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreement, the Company sold to HFI 60,000,000 pre-reverse split shares (1,250,000 post-reverse split shares) of its common stock at a purchase price of $0.001 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

The effect of the reverse split reduced the total number of issued and outstanding shares from 84,033,600 to 1,853,207 shares, after giving effect to both the special provisions discussed above and the rounding for fractional shares. The reverse stock split did not change the par value of our common stock nor change the number of authorized shares of our common stock. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.

Timothy P. Halter is an officer and member of Halter Financial Investments GP, LLC, general partner of HFI. Mr. Halter currently serves as our president and sole director.

Business Plan
-------------

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on HFI to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

Timothy P. Halter, our sole officer and director, will be primarily responsible for investigating combination opportunities. However, we believe that business opportunities may also come to our attention from various sources, including HFI, professional advisors such as attorneys, and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. We have no plan, understanding, agreements, or commitments with any individual for such person to act as a finder of opportunities for us.

No direct discussions regarding the possibility of a combination are currently ongoing and we can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

We do not foresee that we will enter into a merger or acquisition transaction with any business with which HFI or Timothy P. Halter is currently affiliated.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than HFI our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Timothy P. Halter, our president and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

     *    Potential for future earnings and appreciation of value of securities;
     * Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
     * Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
     *    Historical results of operation;
     *    Liquidity and availability of capital resources;
     * Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
     * Strength and diversity of existing management or management prospects that are scheduled for recruitment;
     *    Amount of debt and contingent liabilities; and
     * The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on one person, Timothy P. Halter, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process. Companies, which have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be a prudent business transaction alternative.

Employees
---------

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

Risk Factors
------------

The Company's business and plan of operation is subject to numerous risk factors, including, but not limited to, the following:

Limited Operating History Makes Potential Difficult to Assess
-------------------------------------------------------------

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

There Is No Agreement for a Business Combination and No Minimum Requirements for a Business Combination
----------------------

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

No Assurance of Success or Profitability
----------------------------------------

     There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Type of Business Acquired
-------------------------

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

Lack of Diversification
-----------------------

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

Dependence upon Management; Limited Participation of Management
---------------------------------------------------------------

     Because management consists of only one person, while seeking a business combination, Timothy P. Halter, the President of the Company, will be the only person responsible in conducting the day-to-day operations of the Company. The Company does not benefit from multiple judgments that a greater number of directors or officers would provide, and the Company will rely completely on the judgment of its one officer and director when selecting a target company. Mr. Halter anticipates devoting only a limited amount of time per month to the business of the Company. Mr. Halter has not entered into a written employment agreement with the Company and he is not expected to do so. The Company does not anticipate obtaining key man life insurance on Mr. Halter. The loss of the services of Mr. Halter would adversely affect development of the Company's business and its likelihood of continuing operations.

Conflicts of Interest
---------------------

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

Possible Need for Additional Financing
--------------------------------------

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

Dependence Upon Outside Advisors
--------------------------------

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

Regulation of Penny Stocks
--------------------------

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

There May Be a Scarcity of and/or Significant Competition for Business Opportunities and Combinations
------------------------------

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

Reporting Requirements May Delay or Preclude Acquisition
--------------------------------------------------------

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

Lack of Market Research or Marketing Organization
-------------------------------------------------

     The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Probable Change in Control of the Company and/or Management
-----------------------------------------------------------

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

Possible Dilution of Value of Shares upon Business Combination
--------------------------------------------------------------

     A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per share value of the Company's common stock may increase or decrease, perhaps significantly.

Additional Risks--Doing Business in a Foreign Country
-----------------------------------------------------

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

Taxation
--------

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

Item 2 - Description of Property

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, Texas 76226. The Company's telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director.

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


Item 4 - Submission of Matters to a Vote of Security Holders

The Company has not conducted any meetings of stockholders during the preceding quarter or periods subsequent thereto.

                                     PART II

Item 5 - Market for Company's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

The authorized capital stock of the Company consists of 100,000,000 shares of common stock, par value $0.001 per share, of which there are 1,853,207 shares issued and outstanding.

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

For more information about the Company's capital stock, please see the copy of our Articles of Incorporation and By-Laws, which were filed, as exhibits to our Registration Statement on Form 10-SB in June 2006.

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

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages. The educational materials marketed by the Company consisted of encyclopedias, learning books, educational audio and video tapes which were designed to be used in various combinations to accommodate the educational levels and needs of families with children of all ages.

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

On June 21, 2006, the Company filed a Registration Statement on Form 10-SB to re-register the Company's common stock under Section 12 of the Securities Exchange Act of 1934, as amended.

The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

(3) Results of Operations

The Company had no revenue for either of the years ended December 31, 2007 or 2006, respectively.

General and administrative expenses for each of the years ended December 31, 2007 and 2006 were approximately $13,700 and 15,600, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of the June 21, 2006 Form 10-SB and subsequent periodic reports pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective years ended December 31, 2007 and 2006 were $(0.01) and $(0.03), based on the adjusted post-reverse split weighted-average number of shares issued and outstanding at the end of each respective period.

It is anticipated that expenditure levels until such time a business combination transaction is consummated will approximate Calendar 2007 and 2006 levels. Upon completion of a business combination transaction, it is anticipated that the Company's expenses will increase significantly.

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

Management

     The Company is a blank check or shell corporation, and currently has no full-time employees. Timothy P. Halter is the Company's sole officer, director, and controlling shareholder. All references herein to management of the Company are to Mr. Halter. Mr. Halter, as president of the Company, has agreed to allocate a limited portion of his time to the activities of the Company after the effective date of this Registration Statement without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Halter and the potential demands of the Company's activities.

     The amount of time spent by Mr. Halter on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Halter will actually be required to spend to locate a suitable target company. Mr. Halter estimates that the business plan of the Company can be implemented by devoting less than 5 hours per month but such figure cannot be stated with precision.

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

Evaluation of Business Opportunities

     The analysis of business opportunities will be under the supervision of the Company's sole officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management will consider such matters as available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable, but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like. Management intends to meet personally with management and key personnel of the target business entity as part of its investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing as much relevant information as possible. Including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities;, an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available at that time, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a required period of time; and the like.

     The Company is currently subject to the reporting requirements of the Exchange Act since the effective date of the Company's September 2006 filing of the Registration Statement on Form 10-SB. Under the Exchange Act, any merger or acquisition candidate will become subject to the same reporting requirements of the Exchange Act as the Company following consummation of any merger or acquisition. Thus, in the event the Company successfully completes the acquisition of or merger with an operating business entity, that business entity must provide audited financial statements for at least two most recent fiscal years or, in the event the business entity has been in business for less than two years, audited financial statements will be required from the period of inception. Acquisition candidates that do not have or are unable to obtain the required audited statements will not be considered appropriate for acquisition.

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

(5)  Liquidity and Capital Resources

At December 31, 2007 and 2006, respectively, the Company had working capital of $42,300 and $6,500, respectively.

The Company and its then-controlling stockholder, Glenn A. Little, have acknowledged that outside funds may become necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. To this end, Mr. Little has agreed to lend the Company up to $20,000 with a maturity period not to exceed two (2) years from the initial funding date at an interest rate of 6.0% per annum. Through December 31, 2007, Mr. Little advanced an aggregate of $10,000 to the Company with a maturity date of September 2008.

On March 20, 2007, the Company entered into a Subscription Agreement (Agreement) with Halter Financial Investments, L.P., a Texas limited partnership (HFI). Other than in respect to this transaction, HFI had had no other material relationship with the Company or any of the Company's then officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreement, the Company sold to HFI 60,000,000 pre-reverse split shares (1,250,000 post-reverse split shares) of its common stock at a purchase price of $0.001 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 8A - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

Item 9  -  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
           Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

              Name             Age           Position Held and Tenure
              ----             ---           ------------------------

         Timothy P. Halter     41       President, Chief Executive Officer
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

The sole director and officer will devote his time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for the officer or director to resign at the request of another person, and he is not acting on behalf of, and will not act at the direction of, any other person.

Biographical Information

Timothy P. Halter
-----------------
Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations.

Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is an officer and director of Nevstar Corporation, a Nevada corporation; BTHC VIII, Inc., BTHC X, Inc., BTHC XIV,
Inc., and BTHC XV, Inc., each a Delaware corporation. Each of the afore-referenced companies is current in the filing of their periodic reports with the SEC. Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

     *    conducted himself in good faith;
     * reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interest and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and
     * in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

A corporation may indemnify a person under the Nevada law against judgments, penalties, including excise and similar taxes, fines, settlement, unreasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation. The corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors' duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as executive officers and directors. The inclusion of these provisions in our Articles of Incorporation may have the effect of reducing a likelihood of derivative litigation against our directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their duty of case, even though such an action, if successful, might otherwise have benefitted us or our stockholders.

Our Bylaws provide that we will indemnify our directors to the fullest extent provided by Nevada General Corporation Law and we may, if and to the extent authorized by our board of directors, so indemnify our officers and other persons whom we have the power to indemnify against liability, reasonable expense or other matters.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities is asserted by such director, officer, or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2007, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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




                           SUMMARY COMPENSATION TABLE


                                                                                   Change in
                                                                                    Pension
                                                                                   Value and
                                                                                  Nonqualified
                                                                   Non-Equity       Deferred
Name and                                      Stock     Option   Incentive Plan   Compensation  All Other
Principal                                     Awards    Awards    Compensation      Earnings   Compensation  Total
Position        Year    Salary($)  Bonus($)    ($)       ($)          ($)             ($)           ($)       ($)
--------      --------  --------   --------  --------  --------     --------      --------       --------   --------

Timothy P.      2007      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
Halter,         2006      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
Principal       2005      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
Executive
Officer


Glenn A.        2007      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
Little, Former  2006      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
Principal       2005      $-0-      $-0-       $-0-      $-0-         $-0-           $-0-          $-0-      $-0-
Executive
Officer


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

                                                                  % of Class
Name and address                       Number of Shares       Beneficially Owned
----------------                       ----------------       ------------------

Halter Financial Investments, L. P.         1,250,000               67.45%
12890 Hilltop Road
Argyle, TX 76226-4312

Glenn A. Little                             416,668                 22.48%
211 West Wall
Midland, Texas 79701

All Directors and                           1,250,000               67.45%
Executive Officers (1 person)

Timothy P. Halter is an officer and member of Halter Financial Investments GP, LLC, general partner of HFI. Mr. Halter currently serves as our president and sole director.


Item 12 - Certain Relationships and Related Transactions

On March 20, 2007, the Company entered into a Subscription Agreement (Agreement) with Halter Financial Investments, L.P., a Texas limited partnership (HFI). Other than in respect to this transaction, HFI had had no other material relationship with the Company or any of the Company's then officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreement, the Company sold to HFI 60,000,000 pre-reverse split shares (1,250,000 post-reverse split shares) of its common stock at a purchase price of $0.001 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction. As a result of the closing of this stock purchase transaction, HFI owns 67.59% of the total outstanding shares of the Company's capital stock and 67,59% total voting power of all outstanding voting securities.

The Company currently maintains a mailing address at 12890 Hilltop Road, Argyle, Texas 76226. The Company's telephone number there is (972) 233-0300. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's sole officer and director.


Item 13 - Exhibits

Exhibit
Number

3i.1     Articles of Incorporation (*)
3i.2     Articles of Merger (*)
3.2      By-Laws (*)
4.1      Specimen of Certificate of Common Stock (**)
31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(*) - Incorporated by reference to the Company's Registration Statement on Form 10-SB (File No. 0-52072) on June 21, 2006.

(**) - Incorporated by reference to the Company's Registration Statement on Form S-18 (File No. 0-19276) on March 26, 1991


Item 14 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                              Year ended        Year ended
                                             December 31,      December 31,
                                                 2007             2006
                                               -------          -------

1.       Audit fees                            $5,975           $4,144
2.       Audit-related fees                        --               --
3.       Tax fees                                  --               --
4.       All other fees                            --               --
                                               -------          -------

   Totals                                      $5,975           $4,144
                                               =======          =======

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


                     Financial Statements follow on Page F-1

                        Marketing Acquisition Corporation

                                    Contents



                                                                            Page
                                                                            ----

Report of Registered Independent Certified Public Accounting Firm            F-2

Financial Statements

   Balance Sheets
     as of December 31, 2007 and 2006                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2007 and 2006                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2007 and 2006                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2007 and 2006                          F-6

   Notes to Financial Statements                                             F-7

                        Letterhead of S. W. Hatfield, CPA
                        ---------------------------------


        Report of Registered Independent Certified Public Accounting Firm
        -----------------------------------------------------------------



Board of Directors and Stockholders
Marketing Acquisition Corporation

We have audited the accompanying balance sheets of Marketing Acquisition Corporation (a Nevada corporation) as of December 31, 2007 and 2006 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2007 and 2006, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquisition Corporation as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the each of the two years ended December 31, 2007 and 2006, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                                  /s/ S. W. Hatfield, CPA
                                                  --------------------------
                                                  S. W. HATFIELD, CPA
Dallas, Texas
February 5, 2008



                        Marketing Acquisition Corporation
                                 Balance Sheets
                           December 31, 2007 and 2006


                                                                    December 31,   December 31,
                                                                        2007           2006
                                                                     ---------      ---------

                                     ASSETS
Current Assets
   Cash on hand and in bank                                          $  53,127      $   6,759
                                                                     ---------      ---------

   Total Current Assets                                                 53,127          6,759
                                                                     ---------      ---------

Total Assets                                                         $  53,127      $   6,759
                                                                     =========      =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Accounts payable - trade                                        $    --        $    --
     Note payable to stockholder                                        10,000           --
     Accrued interest payable to stockholder                               840            240
                                                                     ---------      ---------

     Total Current Liabilities                                          10,840            240
                                                                     ---------      ---------

   Long-Term Liabilities
     Note payable to stockholder                                          --           10,000
                                                                     ---------      ---------

     Total Liabilities                                                  10,840         10,240
                                                                     ---------      ---------


Commitments and Contingencies


Shareholders' Equity (Deficit) Preferred stock - $0.001 par value.
     50,000,000 shares authorized
     None issued and outstanding                                          --             --
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     1,853,207 and 603,207 shares
       issued and outstanding, respectively                              1,853            603
   Additional paid-in capital                                          542,111        483,361
   Accumulated deficit                                                (501,677)      (487,445)
                                                                     ---------      ---------

   Total Shareholders' Equity (Deficit)                                 42,287         (3,481)
                                                                     ---------      ---------

   Total Liabilities and Shareholders' Equity                        $  53,127      $   6,759
                                                                     =========      =========



   The accompanying notes are an integral part of these financial statements.

                        Marketing Acquisition Corporation
                 Statements of Operations and Comprehensive Loss
                     Years ended December 31, 2007 and 2006


                                                   Year ended     Year ended
                                                  December 31,   December 31,
                                                      2007           2006
                                                  -----------    -----------

Revenues                                          $      --      $      --
                                                  -----------    -----------

Expenses
   General and administrative expenses                 13,683         15,562
                                                  -----------    -----------

Income (Loss) from operations                         (13,683)       (15,562)

Other Income (Expense)
   Interest expense                                      (600)          (240)
   Interest income                                         51            334
                                                  -----------    -----------

Income (Loss) before provision for income taxes       (14,232)       (15,468)

Provision for income taxes                               --             --
                                                  -----------    -----------

Net Loss                                              (14,232)       (15,468)

Other Comprehensive Income                               --             --
                                                  -----------    -----------

Comprehensive Loss                                $   (14,232)   $   (15,468)
                                                  ===========    ===========

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                        $     (0.01)   $     (0.03)
                                                  ===========    ===========

Weighted-average number of shares
   outstanding - basic and fully diluted            1,586,084        603,207
                                                  ===========    ===========



   The accompanying notes are an integral part of these financial statements.




                        Marketing Acquisition Corporation
                  Statement of Changes in Shareholders' Equity
                     Years ended December 31, 2007 and 2006


                                         Common Stock                 Additional
                                         ------------                  paid-in         Accumulated
                                  Shares             Amount            capital           deficit             Total
                               -----------        -----------        -----------       -----------        -----------

Balances at
   January 1, 2006              24,033,600        $    24,034        $   459,930       $  (471,977)       $    11,987
Effect of April 23, 2007
   reverse stock split         (23,430,393)           (23,431)            23,431              --                 --
                               -----------        -----------        -----------       -----------        -----------


Balances at
   January 1, 2006,
   as adjusted                     603,207                603            483,361          (471,977)            11,987

Net loss for the year                 --                 --                 --             (15,468)           (15,468)
                               -----------        -----------        -----------       -----------        -----------


Balances at
   December 31, 2006               603,207                603            483,361          (487,445)            (3,481)

Sale of common stock             1,250,000              1,250             58,750              --               60,000

Net loss for the year                 --                 --                 --             (14,232)           (14,232)
                               -----------        -----------        -----------       -----------        -----------


Balances at
   December 31, 2007             1,853,207        $     1,853        $   542,111       $  (501,677)       $    42,287
                               ===========        ===========        ===========       ===========        ===========



   The accompanying notes are an integral part of these financial statements.


                        Marketing Acquisition Corporation
                            Statements of Cash Flows
                     Years ended December 31, 2007 and 2006


                                                          Year ended     Year ended
                                                         December 31,   December 31,
                                                             2007           2006
                                                           --------       --------

Cash Flows from Operating Activities
   Net income (loss) for the period                        $(14,232)      $(15,468)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                           --             --
       Increase in Accrued interest payable                     600            240
                                                           --------       --------

   Net cash used in operating activities                    (13,632)       (15,228)
                                                           --------       --------


Cash Flows from Investing Activities                           --             --
                                                           --------       --------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                        60,000           --
   Proceeds from loan from officer                             --           10,000
                                                           --------       --------

   Net cash provided by financing activities                 60,000         10,000
                                                           --------       --------

Increase (Decrease) in Cash                                  46,368         (5,228)

Cash at beginning of period                                   6,759         11,987
                                                           --------       --------

Cash at end of period                                      $ 53,127       $  6,759
                                                           ========       ========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                            $   --      $   --
                                                           ========    ========
     Income taxes paid for the year                        $   --      $   --
                                                           ========    ========


   The accompanying notes are an integral part of these financial statements.

                        Marketing Acquisition Corporation
                          Notes to Financial Statements
                           December 31, 2007 and 2006



Note A - Organization and Description of Business

Marketing Acquisition Corporation (Company) was originally incorporated on July 26, 1990 in accordance with the Laws of the State of Florida as Marketing Educational Corporation. The Company changed it's corporate name to Marketing Acquisition Corporation on February 28, 2006.

On June 13, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into a Nevada corporation formed on June 8, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation modified the Company's capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages. The educational materials marketed by the Company consisted of encyclopedias, learning books, educational audio and video tapes which were designed to be used in various combinations to accommodate the educational levels and needs of families with children of all ages. During the year ended December 31, 1992, the Company sold or otherwise disposed of all assets and operations in order to settle then-outstanding indebtedness.

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

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



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

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



Note D - Summary of Significant Accounting Policies - Continued

3.   Earnings (loss) per share
     -------------------------

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

     At December 31, 2007 and 2006, and subsequent thereto, the Company had no outstanding common stock equivalents.

4.   Recent Accounting Pronouncements
     --------------------------------

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


Note F - Note Payable to Stockholder

During Calendar 2006, the Company executed a $20,000 Line of Credit Note Payable with Glenn A. Little, the Company's former controlling stockholder to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 6.0% and matures in September 2008. Through September 30, 2007, Mr. Little advanced an aggregate $10,000 to the Company.


                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



Note G - Income Taxes

The  components  of income tax  (benefit)  expense  for each of the years  ended
December 31, 2007 and 2006, are as follows:

                        Year ended     Year ended
                       December 31,   December 31,
                           2007           2006
                           ----           ----
       Federal:
  Current               $  --           $ --
  Deferred                 --             --
                        -------         ------
                           --             --
                        -------         ------
State:
  Current                  --             --
  Deferred                 --             --
                        -------         ------
                           --             --
                        -------         ------

  Total                 $  --           $ --
                        =======         ======

Concurrent with April 2004 and March 2007 changes in control, the Company has a net operating loss carryforward of approximately $8,600 for Federal income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue
Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense  (benefit) for each of the years ended December
31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                           Year ended       Year ended
                                                          December 31,     December 31,
                                                              2007             2006
                                                            -------          -------

Statutory rate applied to income before income taxes        $(4,800)         $(4,400)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --               --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward     4,800            4,400
                                                            -------          -------

         Income tax expense                                 $  --            $  --
                                                            =======          =======

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of December 31, 2007 and 2006, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

                                        December 31,    December 31,
                                            2007            2006
                                          -------         -------
       Deferred tax assets
Net operating loss carryforwards          $ 2,900         $  --
Less valuation allowance                   (2,900)           --
                                          -------         -------

Net Deferred Tax Asset                    $  --           $  --
                                          =======         =======

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                           December 31, 2007 and 2006



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

On March 20, 2007, the Company entered into a Subscription Agreement (Agreement) with Halter Financial Investments, L.P., a Texas limited partnership (HFI). Other than in respect to this transaction, HFI had had no other material relationship with the Company or any of the Company's then officers, directors or affiliates or any associate of any such officer or director. Pursuant to the Agreement, the Company sold to HFI 60,000,000 pre-reverse split shares (1,250,000 post-reverse split shares) of its common stock at a purchase price of $0.001 per share. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares and no underwriter was used in this transaction.

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

The effect of the reverse split reduced the total number of issued and outstanding shares from 84,033,600 to 1,853,207 shares, after giving effect to both the special provisions discussed above and the rounding for fractional shares. The reverse stock split did not change the par value of our common stock nor change the number of authorized shares of our common stock. The effect of this action is reflected in the Company's financial statements as of the first day of the first period presented.





                (Remainder of this page left blank intentionally)


                        (Signatures follow on next page)

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                               Marketing Acquisition Corporation

Dated: February 8, 2008                            /s/ Timothy P. Halter
       ----------------                    -------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director


In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: February 8, 2008                            /s/ Timothy P. Halter
       ----------------                    -------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director