Form 10-Q
period 2008-03-31
Marketing Acquisition Corp
filed 2008-04-29
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q



(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2008

[ ] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ______________ to _____________



                         Commission File Number: 0-52072

                        Marketing Acquisition Corporation
        (Exact name of small business issuer as specified in its charter)

         Nevada                                              62-1299374
 ----------------------                                 ----------------------
(State of incorporation)                               (IRS Employer ID Number)

                     12890 Hilltop Road, Argyle, Texas 76226
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES X    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer                       Accelerated filer
 Non-accelerated filer                         Smaller reporting company    X


Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act): YES X    NO


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:
                           April 29, 2008: 1,853,207
                           -------------------------


Transitional Small Business Disclosure Format (check one):    YES       NO X
                                                                           -

                        Marketing Acquisition Corporation

                 Form 10-Q for the Quarter ended March 31, 2008

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            12

  Item 3 Controls and Procedures                                              15

Part II - Other Information

  Item 1 Legal Proceedings                                                    15

  Item 2 Recent Sales of Unregistered Securities and Use of Proceeds          15

  Item 3 Defaults Upon Senior Securities                                      15

  Item 4 Submission of Matters to a Vote of Security Holders                  15

  Item 5 Other Information                                                    16

  Item 6 Exhibits                                                             16


Signatures                                                                    16


Part I
Item 1 - Financial Statements

                        Marketing Acquisition Corporation
                                 Balance Sheets
                             March 31, 2008 and 2007

                                   (Unaudited)


                                                              March 31,    March 31,
                                                                2008         2007
                                                             ---------    ---------

ASSETS
Current Assets
   Cash on hand and in bank                                  $  49,917    $  61,267
                                                             ---------    ---------

   Total Current Assets                                         49,917       61,267
                                                             ---------    ---------

Total Assets                                                 $  49,917    $  61,267
                                                             =========    =========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities
   Current Liabilities
     Accounts payable - trade                                $    --      $    --
     Note payable to stockholder                                10,000         --
     Accrued interest payable to stockholder                       991          388
                                                             ---------    ---------

     Total Current Liabilities                                  10,991          388
                                                             ---------    ---------

   Long-Term Liabilities
     Note payable to stockholder                                  --         10,000
                                                             ---------    ---------

     Total Liabilities                                          10,991       10,388
                                                             ---------    ---------


Commitments and Contingencies


                         Stockholders' Equity (Deficit)
                       Preferred stock - $0.001 par value
     50,000,000 shares authorized
     None issued and outstanding                                  --           --
   Common stock - $0.001 par value.
     100,000,000 shares authorized.
     1,853,207 shares issued and outstanding, respectively       1,853        1,853
   Additional paid-in capital                                  542,111      542,111
   Accumulated deficit                                        (505,038)    (493,085)
                                                             ---------    ---------

   Total Stockholders' Equity (Deficit)                         38,926       50,879
                                                             ---------    ---------

   Total Liabilities and Stockholders' Equity                $  49,917    $  61,267
                                                             =========    =========


The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.




                        Marketing Acquisition Corporation
                 Statements of Operations and Comprehensive Loss
                   Three months ended March 31, 2008 and 2007

                                   (Unaudited)

                                                 Three months   Three months
                                                     ended          ended
                                                   March 31,      March 31,
                                                     2008           2007
                                                  -----------    -----------

Revenues                                          $      --      $      --
                                                  -----------    -----------

Expenses
   General and administrative expenses                  3,210          5,543
                                                  -----------    -----------

Income (Loss) from operations                          (3,210)        (5,543)

Other Income (Expense)
   Interest expense                                      (151)          (148)
   Interest income                                       --               51
                                                  -----------    -----------

Income (Loss) before provision for income taxes        (3,361)        (5,640)

Provision for income taxes                               --             --
                                                  -----------    -----------

Net Loss                                               (3,361)        (5,640)

Other Comprehensive Income                               --             --
                                                  -----------    -----------

Comprehensive Loss                                $    (3,361)   $    (5,640)
                                                  ===========    ===========

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                                nil            nil
                                                  ===========    ===========

Weighted-average number of shares
   outstanding - basic and fully diluted            1,853,207      1,853,207
                                                  ===========    ===========



The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.





                        Marketing Acquisition Corporation
                            Statements of Cash Flows
                   Three months ended March 31, 2008 and 2007

                                   (Unaudited)

                                                          Three months   Three months
                                                              ended          ended
                                                            March 31,      March 31,
                                                              2008           2007
                                                            --------      --------
Cash Flows from Operating Activities
   Net income (loss) for the period                         $ (3,361)      $ (5,640)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                            --             --
       Increase in Accrued interest payable                      151            148
                                                            --------       --------

   Net cash used in operating activities                      (3,210)        (5,492)
                                                            --------       --------


Cash Flows from Investing Activities                            --             --
                                                            --------       --------


Cash Flows from Financing Activities
   Cash received from sale of common stock                      --           60,000
                                                            --------       --------

   Net cash provided by financing activities                    --           60,000
                                                            --------       --------

Increase (Decrease) in Cash                                   (3,210)        54,508

Cash at beginning of period                                   53,127          6,759
                                                            --------       --------

Cash at end of period                                       $ 49,917       $ 61,267
                                                            ========       ========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $   --         $   --
                                                            ========       ========
     Income taxes paid for the year                         $   --         $   --
                                                            ========       ========


The  financial  information  presented  herein has been  prepared by  management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        Marketing Acquisition Corporation
                          Notes to Financial Statements
                             March 31, 2008 and 2007



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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company's financial statements for the year ended December 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.


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

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 2008 and 2007, and subsequent thereto, the Company had no outstanding common stock equivalents.

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


                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



Note F - Note Payable to Stockholder

During Calendar 2006, the Company executed a $20,000 Line of Credit Note Payable with Glenn A. Little, the Company's former controlling stockholder to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 6.0% and matures in September 2008. Through March 31, 2008, Mr. Little has advanced an aggregate $10,000 to the Company.


Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2008 and 2007, respectively, are as follows:

                       Three months  Three months
                           ended         ended
                         March 31,     March 31,
                           2008          2007
                         -------       -------
    Federal:
      Current            $  --         $  --
      Deferred              --            --
                         -------       -------
                            --            --
                         -------       -------
    State:
      Current               --            --
      Deferred              --            --
                         -------       -------
                            --            --
                         -------       -------

      Total              $  --         $  --
                         =======       =======


Concurrent with April 2004 and March 2007 changes in control, the Company has a cumulative net operating loss carryforward of approximately $11,000 for Federal income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal
Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's  income tax expense  (benefit) for each of the three month periods ended March 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:
                                                          Three months    Three months
                                                              ended           ended
                                                            March 31,       March 31,
                                                              2008            2007
                                                            -------         -------
Statutory rate applied to income before income taxes        $(1,100)        $(1,900)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward     1,100           1,900
                                                            -------         -------

         Income tax expense                                 $  --           $  --
                                                            =======         =======

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                             March 31, 2008 and 2007



Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of March 31, 2008 and 2007, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

                                           March 31,       March 31,
                                             2008            2007
                                           -------         -------
Deferred tax assets
   Net operating loss carryforwards        $ 3,700         $  --
   Less valuation allowance                 (3,700)           --
                                           -------         -------

   Net Deferred Tax Asset                  $  --           $  --
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

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2008 and 2007, respectively.

General and administrative expenses for the three month periods ended March 31, 2008 and 2007 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2008 and 2007 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or commences meaningful operations.

At March 31, 2008 and 2007, respectively, the Company had working capital of approximately $38,926 and $61,000, respectively.

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

(4)  Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.


Item 3 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls

   There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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
                                           Marketing Acquisition Corporation


Dated: April 29, 2008                      By:  /s/ Timothy P. Halter
       --------------                           ---------------------
                                                               Timothy P. Halter
                                              Chairman, Chief Executive Officer,
                                            Chief Financial Officer and Director