Form 10-Q
period 2008-06-30
Marketing Acquisition Corp
filed 2008-07-23
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

--------------------------------------------------------------------------------

(Mark one)
  X         Quarterly  Report  Under  Section  13 or  15(d)  of  the  Securities
 ---           Exchange Act of 1934 -

               For  the quarterly period ended June 30, 2008

 ---        Transition  Report  Under  Section  13 or  15(d)  of the  Securities
               Exchange Act of 1934

               For  the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                         Commission File Number: 0-52072

                        Marketing Acquisition Corporation
        (Exact name of small business issuer as specified in its charter)

         Nevada                                               62-1299374
         ------                                       --------------------------
(State of incorporation)                               (IRS Employer ID Number)

                     12890 Hilltop Road, Argyle, Texas 76226
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                           (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---  ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

       Large accelerated filer                   Accelerated filer
                               ---                                          ---
       Non-accelerated filer                     Smaller reporting company   X
                               ---                                          ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES X NO
                                    ---   ---
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 21, 2008: 1,853,207
                                             -------------------------
Transitional Small Business Disclosure Format (check one): YES   NO X
                                                              ---  ---

                        Marketing Acquisition Corporation

                  Form 10-Q for the Quarter ended June 30, 2008

                                Table of Contents

 Part I - Financial Information                                             Page

     Item 1 - Financial Statements                                            3

     Item 2 - Management's Discussion and Analysis or Plan of Operation       11

     Item 3 - Quantitative and Qualitative Disclosures About Market Risk      13

     Item 4 - Controls and Procedures                                         13

Part II - Other Information

     Item 1 - Legal Proceedings                                               14

     Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds     14

     Item 3 - Defaults Upon Senior Securities                                 14

     Item 4 - Submission of Matters to a Vote of Security Holders             14

     Item 5 - Other Information                                               14

     Item 6 - Exhibits                                                        14

Signatures                                                                    14

Part I
Item 1 - Financial Statements

                        Marketing Acquisition Corporation
                                 Balance Sheets
                             June 30, 2008 and 2007


                                   (Unaudited)


                                                June 30, 2008    June 30, 2007
                                                -------------    -------------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                     $      48,507    $      57,133
                                                -------------    -------------

   Total Current Assets                                48,507           57,133
                                                -------------    -------------

Total Assets                                           48,507    $      57,133
                                                =============    =============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Liabilities
   Current Liabilities
     Accounts payable - trade                   $        --      $        --
     Accrued interest payable to stockholder            1,139              537
                                                -------------    -------------

     Total Current Liabilities                          1,139              537
                                                -------------    -------------

   Long-Term Liabilities
     Note payable to stockholder                       10,000           10,000
                                                -------------    -------------

     Total Liabilities                                 11,139           10,537
                                                -------------    -------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
 Preferred stock - $0.001 par value
  50,000,000 shares authorized
  None issued and outstanding                            --                 --
 Common stock - $0.001 par value.
  100,000,000 shares authorized.
  1,853,207 shares issued and outstanding,
  respectively                                          1,853            1,853
 Additional paid-in capital                           542,111          542,111
 Accumulated deficit                                 (506,596)        (497,368)
                                                -------------    -------------

   Total Shareholders' Equity (Deficit)                37,368           46,596
                                                -------------    -------------

   Total Liabilities and Shareholders' Equity   $      48,507    $      57,133
                                                =============    =============


   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        Marketing Acquisition Corporation
                 Statements of Operations and Comprehensive Loss
                Six and Three months ended June 30, 2008 and 2007

                                   (Unaudited)


                                             Six months    Six months    Three months   Three months
                                               ended         ended          ended          ended
                                           June 30, 2008  June 30, 2007  June 30, 2008  June 30, 2007
                                           -------------  -------------  -------------  -------------


Revenues                                   $        --    $        --    $        --    $        --
                                           -------------  -------------  -------------  -------------

Expenses
   General and administrative expenses             4,620          9,677          1,410          4,134
                                           -------------  -------------  -------------  -------------

Income (Loss) from operations                     (4,620)        (9,677)        (1,410)        (4,134)

Other Income (Expense)
   Interest expense                                 (299)          (298)          (148)          (150)
   Interest income                                  --               51           --             --
                                           -------------  -------------  -------------  -------------

Income (Loss) before
   provision for income taxes                     (4,919)        (9,924)        (1,558)        (4,284)

Provision for income taxes                          --             --             --             --
                                           -------------  -------------  -------------  -------------

Net Loss                                          (4,919)        (9,924)        (1,558)        (4,284)

Other Comprehensive Income                          --             --             --             --
                                           -------------  -------------  -------------  -------------

Comprehensive Loss                         $      (4,919) $      (9,924) $      (1,558  $      (4,284)
                                           =============  =============  =============  =============

Earnings per share of common stock
   outstanding computed on net loss -
   basic and fully diluted                           nil  $       (0.01)           nil            nil
                                           =============  =============  =============  =============
Weighted-average number of shares
   outstanding - basic and fully diluted       1,853,207      1,314,533      1,853,207      1,853,207
                                           =============  =============  =============  =============

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        Marketing Acquisition Corporation
                            Statements of Cash Flows
                     Six months ended June 30, 2008 and 2007

                                   (Unaudited)


                                                             Six months      Six months
                                                               ended           ended
                                                            June 30, 2008   June 30, 2007
                                                            -------------   -------------

Cash Flows from Operating Activities
   Net income (loss) for the period                         $      (4,919)  $      (9,924)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                                 --              --
       Increase in Accrued interest payable                           299             298
                                                            -------------   -------------

   Net cash used in operating activities                           (4,620)         (9,626)
                                                            -------------   -------------


Cash Flows from Investing Activities                                 --              --
                                                            -------------   -------------


Cash Flows from Financing Activities
   Cash received from sale of common stock                           --            60,000
                                                            -------------   -------------

   Net cash provided by financing activities                         --            60,000
                                                            -------------   -------------

Increase (Decrease) in Cash                                        (4,620)         50,374

Cash at beginning of period                                        53,127           5,759
                                                            -------------   -------------

Cash at end of period                                       $      48,507   $      56,133
                                                            =============   =============

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $        --     $        --
                                                            =============   =============
     Income taxes paid for the year                         $        --     $        --
                                                            =============   =============



 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                        Marketing Acquisition Corporation
                          Notes to Financial Statements
                             June 30, 2008 and 2007



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

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



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

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note D - Summary of Significant Accounting Policies - Continued

2. Income Taxes
   ------------

   The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

   As of June 30, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

   At June 30, 2008 and 2007, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note F - Note Payable to Stockholder

During Calendar 2006, the Company executed a $20,000 Line of Credit Note Payable with Glenn A. Little, the Company's former controlling stockholder to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 6.0% and matures in September 2008. Through June 30, 2008, Mr. Little has advanced an aggregate $10,000 to the Company.


Note G - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2008 and 2007, respectively, are as follows:



                                               Six months             Six months
                                                  ended                  ended
                                                 June 30,               June 30,
                                                  2008                   2007
                                               ----------            ----------
Federal:
  Current                                      $     --              $     --
  Deferred                                           --                    --
                                               ----------            ----------
                                                     --                    --
                                               ----------            ----------
State:
  Current                                            --                    --
  Deferred                                           --                    --
                                               ----------            ----------
                                                     --                    --
                                               ----------            ----------

  Total                                        $     --              $     --
                                               ==========            ==========

Concurrent with April 2004 and March 2007 changes in control, the Company has a cumulative net operating loss carryforward of approximately $43,000 for Federal income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                        Six months   Six months
                                                          ended       ended
                                                         June 30,      June 30,
                                                           2008         2007
                                                        ----------   ----------

Statutory rate applied to income before income taxes    $   (1,700)   $  (3,400)
Increase (decrease) in income taxes resulting from:
  State income taxes                                          --           --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward        1,700        3,400
                                                        ----------   ----------

         Income tax expense                             $     --     $     --
                                                        ==========   ==========

                        Marketing Acquisition Corporation
                    Notes to Financial Statements - Continued
                             June 30, 2008 and 2007



Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of June 30, 2008 and 2007, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

                                                   June 30,          June 30,
                                                     2008              2007
                                                   --------          --------
       Deferred tax assets
         Net operating loss carryforwards          $ 14,600          $ 11,500
         Less valuation allowance                  ( 14,600)          (11,500)
                                                   --------          --------

         Net Deferred Tax Asset                    $   --            $   --
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

                                               Shares prior to    Shares after
                                                reverse split     reverse split
                                               ---------------    --------------
                                                       1              100
                                                      10              100
                                                     100              100
                                                    1,000             100
                                                    5,000             105

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

(2)  Results of Operations

The Company had no revenue for either of the six month periods ended June 30, 2008 and 2007, respectively.

General and administrative expenses for the six month periods ended June 30, 2008 and 2007 relate to the maintenance of the corporate entity and complying with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it's periodic reporting requirements.

Earnings per share for the respective six month periods ended June 30, 2008 and 2007 were $(0.00) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period, after adjustment for the May 17, 2007 1-for-48 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2008 and 2007, the Company had working capital of approximately $37,400 and $46,600, respectively.

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

(4)  Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company may be subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company does not undertake any specific actions to limit those exposures.


Item 4 - Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)  Changes in Internal Controls

     There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     None

Item 3 - Defaults upon Senior Securities

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


Dated: July 21, 2008                    /s/ Timothy P. Halter
       -------------                   -----------------------------------------
                                                               Timothy P. Halter
                                             President, Chief Executive Officer,
                                       Chief Financial Officer and Sole Director