Form 10-K/A
period 2007-12-31
Marketing Acquisition Corp
filed 2008-08-13
CIK 1363343

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
                         COMMISSION FILE NUMBER 0-52237

                        Marketing Acquisition Corporation
                    (Name of Issuer Specified in Its Charter)

            Nevada                                     62-1299374
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

               12890 Hilltop Road
                  Argyle, Texas                               76226
    (Address of Principal Executive Offices)                (Zip Code)

                                 (972) 233-0300
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12 (b) of the Exchange Act:
                                      None
                                (Title of Class)

         Securities registered under Section 12 (g) of the Exchange Act:
                          $.001 Par Value Common Stock
                                (Title of Class)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 21, 2008, 1,853,207 shares of the registrant's $.001 par value common stock were outstanding.

         The aggregate market value of the shares of common stock held by non-affiliates of the registrant was $0.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

    Large accelerated filer [ ]           Accelerated filer  [ ]
    Non-Accelerated Filer [ ]            Smaller Reporting Company [X]

         Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2. Yes [X] No [ ]

                                TABLE OF CONTENTS
                                -----------------





                                                                            Page
                                                                            ----




EXPLANATORY NOTE...............................................................1


PART II


CONTROLS AND PROCEDURES........................................................1


PART IV


EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................................3


SIGNATURES.....................................................................4


INDEX TO EXHIBITS..........................................................IOE-1

                                EXPLANATORY NOTE


         This Amendment No. 1 on Form 10-K/A (the "Amendment") amends the Annual Report on Form 10-KSB (the "Original Annual Report") for the year ended December 31, 2007, which was originally filed with the Securities and Exchange Commission (the "SEC") on February 25, 2008. We have modified Part II Item 9A(T), "Controls and Procedures," in this Amendment to clarify that management has performed its assessment of internal control over financial reporting as of December 31, 2007 and to include the required management's annual report on internal control over financial reporting. In addition, we are also including current Exhibits 31.1 and 31.2, the certifications of our Chief Executive Officer and Chief Financial Officer required by Regulation S-K Item 601(31)(i) as of the date of this Amendment.

         Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.



                                     PART II


ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this evaluation and those criteria, our management, with the participation of our CEO and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART IV

                     EXHIBITS, FINANCIAL STATEMENT SCHEDULES


Exhibit
Number         Description of Exhibit
-------        -----------------------------------------------------------------

31.1* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

*Filed herewith

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on August 13, 2008 on its behalf by the undersigned, thereto duly authorized.

                 Marketing Acquisition Corporation


                 By:  /s/ Timothy P. Halter
                      ----------------------------------------------------------
                      Timothy Halter, Chairman, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Sole Director





         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 13, 2008.




                 By:  /s/ Timothy P. Halter
                      ----------------------------------------------------------
                      Timothy Halter, Chairman, President, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Sole Director

                                INDEX OF EXHIBITS


Exhibit
Number         Description of Exhibit
-------        -----------------------------------------------------------------

31.1* Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

*Filed herewith























                                     IOE-1