Form 10-Q
period 2008-09-30
Marketing Acquisition Corp
filed 2008-10-27
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

X       Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September 30, 2008

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

(972) 233-0300

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                       Large accelerated filer                Accelerated filer

               Non-accelerated filer                  Smaller reporting company      X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

     YES  X  NO

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     October 27, 2008: 1,853,207

Transitional Small Business Disclosure Format (check one):     YES   NO  X

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended September 30, 2008

Table of Contents

Part I

Item 1 - Financial Statements

Marketing Acquisition Corporation

Balance Sheets

September 30, 2008 and December 31, 2007

	(Unaudited)	(Audited)
	September 30,	December 31,
	2008	2007
ASSETS
Current Assets
Cash on hand and in bank	$47,177	$53,127
Total Current Assets	47,177	53,127
Total Assets	$47,177	$53,127
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$--	$--
Note payable to stockholder	10,000	10,000
Accrued interest payable to stockholder	1,290	840
Total Current Liabilities	11,290	10,840
Long-Term Liabilities	--	--
Total Liabilities	11,290	10,840
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding, respectively	1,853	1,853
Additional paid-in capital	542,111	542,111
Accumulated deficit	(508,077)	(501,677)
Total Stockholders’ Equity (Deficit)	35,887	42,287
Total Liabilities and Stockholders’ Equity	$47,177	$53,127

The financial information presented herein has been prepared by management with out audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2008 and 2007

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues	$--	$--	$--	$--
Expenses
General and administrative expenses	5,950	12,618	1,330	2,941
Income (Loss) from operations	(5,950)	(12,618)	(1,330)	(2,941)
Other Income (Expense)
Interest expense	(450)	(449)	(151)	(151)
Interest income	--	51	--	--
Income (Loss) before
provision for income taxes	(6,400)	(13,016)	(1,481)	(3,092)
Provision for income taxes	--	--	--	--
Net Loss	(6,400)	(13,016)	(1,481)	(3,092)
Other Comprehensive Income	--	--	--	--
Comprehensive Loss	$(6,400)	$(13,016)	$(1,481)	$(3,092)
Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	nil	$(0.01)	nil	nil
Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,492,142	1,853,207	1,853,207

The financial information presented herein has been prepared by management with out audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income (loss) for the period	$(6,400)	$(13,016)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	--	--
Increase in Accrued interest payable	450	49
Net cash used in operating activities	(5,950)	(13,763)
Cash Flows from Investing Activities	--	--
Cash Flows from Financing Activities
Cash received from sale of common stock	--	60,000
Net cash provided by financing activities	--	60,000
Increase (Decrease) in Cash	(5,950)	47,433
Cash at beginning of period	53,127	6,759
Cash at end of period	$47,177	$54,192
Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$--	$--
Income taxes paid for the year	$--	$--

The financial information presented herein has been prepared by management with out audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Notes to Financial Statements

September 30, 2008 and 2007

Note A - Organization and Description of Business

Marketing Acquisition Corporation (Company) was originally incorporated on July 26, 1990 in accordance with the Laws of the State of Florida as Marketing Educational Corporation. The Company changed it’s corporate name to Marketing Acquisition Corporation on February 28, 2006.

On June 13, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into a Nevada corporation formed on June 8, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation. Such Articles of Incorporation modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

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

The Company’s current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB containing the Company’s financial statements for the year ended December 31, 2007. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Marketing Acquisition Corporation

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2008.

Note C - Going Concern Uncertainty

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages. This venture was unsuccessful and all business operations were abandoned by December 31, 1992. Since December 31, 1992, the Company has had no operations, assets or liabilities. The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted.

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

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

September 30, 2008 and 2007

Note D - Summary of Significant Accounting Policies - Continued

2.     Income Taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

As of September 30, 2008 and 2007, the deferred tax asset related to the Company’s net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

At September 30, 2008 and 2007, and subsequent thereto, the Company had no outstanding common stock equivalents.

4.     Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.

Marketing Acquisition Corporation

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note F - Note Payable to Stockholder

During Calendar 2006, the Company executed a $20,000 Line of Credit Note Payable with Glenn A. Little, the Company’s former controlling stockholder to provide funds necessary to support the corporate entity and comply with the periodic reporting requirements of the Securities Exchange Act of 1934, as amended. This note bears interest at 6.0% and matured in September 2008. Through September 30, 2008, Mr. Little has advanced an aggregate $10,000 to the Company.

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2008 and 2007, respectively, are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Federal:
Current	$--	$--
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	--	--

Total	$--	$--

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

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2007
Statutory rate applied to income before income taxes	$(2,200)	$(4,400)
Increase (decrease) in income taxes resulting from:
State income taxes	--	--
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,200	4,400
Income tax expense	$--	$--

Marketing Acquisition Corporation

Notes to Financial Statements - Continued

September 30, 2008 and 2007

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of September 30, 2008 and 2007, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	September 30,	September 30,
	2008	2007
Deferred tax assets
Net operating loss carryforwards	$15,100	$12,500
Less valuation allowance	(15,100)	(12,500)
Net Deferred Tax Asset	$--	$--

Note H - Common Stock Transactions

On June 13, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into a Nevada corporation formed on June 8, 2006 solely for the purpose of effecting the reincorporation. The Articles of Incorporation and Bylaws of the Nevada corporation are the Articles of Incorporation and Bylaws of the surviving corporation and modified the Company’s capital structure to allow for the issuance of up to 100,000,000 shares of $0.001 par value common stock and up to 50,000,000 shares of $0.001 par value preferred stock.

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

On April 23, 2007, the Company’s Board of Directors unanimously approved and recommended that the stockholders approve, and the Company’s Majority Stockholder approved, an amendment to our Articles of Incorporation to effect a reverse stock split of our issued and outstanding shares of common stock on a 1 for 48 share basis, with no stockholder being reversed to less than a round lot of 100 shares with fractional shares rounded up to the nearest whole share:

Shares prior to	Shares after
reverse split	reverse split
1	100
10	100
100	100
1,000	100
5,000	105

The effect of the reverse split reduced the total number of issued and outstanding shares from 84,033,600 to 1,853,207 shares, after giving effect to both the special provisions discussed above and the rounding for fractional shares. The reverse stock split did not change the par value of our common stock nor change the number of authorized shares of our common stock. The effect of this action is reflected in the Company’s financial statements as of the first day of the first period presented.

Part I - Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company had no revenue for either of the nine month periods ended September 30, 2008 and 2007, respectively.

General and administrative expenses for the nine month periods ended September 30, 2008 and 2007 relate to the maintenance of the corporate entity and complying with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective nine month periods ended September 30, 2008 and 2007 were $(0.00) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period, after adjustment for the May 17, 2007 1-for-48 reverse stock split.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company’s operating subsidiary begins meaningful operations.

At September 30, 2008 and 2007, the Company had working capital of approximately $35,900 and $43,500, respectively.

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

(1)

will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

(2)

will have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

(3)	will have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

(4)     Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

In future periods, the Company may become subject to certain market risks, including changes in interest rates and currency exchange rates. At the present time, the Company has no identified exposure and does not undertake any specific actions to limit exposures, if any.

Item 4 - Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our Company required to be included in our reports filed or submitted under the Exchange Act.

(b)     Changes in Internal Controls

      There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Marketing Acquisition Corporation
Dated: October 27, 2008	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer,
Chief Financial Officer and Sole Director