Form 10-Q
period 2009-03-31
Marketing Acquisition Corp
filed 2009-04-28
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

 ☒     Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended March 31, 2009

☐     Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the transition period from ______________ to _____________

Commission File Number: 0-52072

Marketing Acquisition Corporation

(Exact name of registrant as specified in its charter)

Nevada		62-1299374
(State of incorporation)		(IRS Employer ID Number)

1174 FM 1830, Argyle, TX 76226-4300
(Address of principal executive offices)

(972) 233-0300
(Issuer's tele phone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

   April 21, 2009: 1,853,207

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended March 31, 2009

Part I
Item 1 - Financial Statements

Marketing Acquisition Corporation
Balance Sheets
March 31, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$31,627	$34,651

Total Current Assets	31,627	34,651

Total Assets	$31,627	$34,651

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$--	$--
Note payable to stockholder	--	--
Accrued interest payable to stockholder	--	--

Total Current Liabilities	--	--

Total Liabilities	--	--

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding, respectively	1,853	1,853
Additional paid-in capital	542,111	542,111
Accumulated deficit	(512,337)	(509,303)

Total Stockholders’ Equity (Deficit)	31,627	34,651

Total Liabilities and Stockholders’ Equity	$31,627	$34,651

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2009 and 2008
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Revenues	$--	$--

Expenses
General and administrative expenses	3,024	3,210

Income (Loss) from operations	(3,024)	(3,210)

Other Income (Expense)
Interest expense	--	(151)
Interest income	--	--

Income (Loss) before provision for income taxes	(3,024)	(3,361)

Provision for income taxes	--	--

Net Loss	(3,024)	(3,361)

Other Comprehensive Income	--	--

Comprehensive Loss	$(3,024)	$(3,361)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	nil	nil

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Three months ended March 31, 2009 and 2008
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss) for the period	$(3,361)	$(3,361)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	--	--
Increase in Accrued interest payable	--	151

Net cash used in operating activities	(3,024)	(3,210)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities
Cash received from sale of common stock	--	--

Net cash provided by financing activities	--	--

Increase (Decrease) in Cash	(3,024)	(3,210)

Cash at beginning of period	34,651	53,127

Cash at end of period	$31,627	$49,917

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$--	$--
Income taxes paid for the year	$--	$--

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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2008. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2009.

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
March 31, 2009 and 2008

Note D - Summary of Significant Accounting Policies - Continued

      2.     Income Taxes

The Company files income tax returns in the United States of America and may file, as applicable and appropriate, various state(s). With few exceptions, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for years before 2005. The Company does not anticipate any examinations of returns filed since 2005.

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on October 1, 2007. FASB Interpretation No. 48 requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Interpretation 48, the Company did not incur any liability for unrecognized tax benefits.

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

At March 31, 2009 and 2008, and subsequent thereto, the Company had no outstanding common stock equivalents.

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
March 31, 2009 and 2008

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2009 and 2008, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008
Federal:
Current	$--	$--
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	--	--

Total	$--	$--

Concurrent with April 2004 and March 2008 changes in control, the Company has a cumulative net operating loss carryforward of approximately $19,000 for Federal income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
March 31, 2009 and 2008

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2009	2008

Statutory rate applied to income before income taxes	$(1,000)	$(1,100)
Increase (decrease) in income taxes resulting from:
State income taxes	--	--
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,000	1,100

Income tax expense	$--	$--

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of March 31, 2009 and December 31, 2008, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	March 31,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$6,500	$5,500
Less valuation allowance	(6,500)	(5,500)

Net Deferred Tax Asset	$--	$--

During the three months ended March 31, 2009 and the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,000 and $2,600.

(Remainder of this page left blank intentionally)

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

(2) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2009 and 2008, respectively.

General and administrative expenses of approximately $3,000 and $3,200 for each of the respective three month periods ended March 31, 2009 and 2008 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

It is anticipated that future expenditure levels may increase as the Company intends to fully comply with it’s periodic reporting requirements.

Earnings per share for the respective three month periods ended March 31, 2009 and 2008 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or commences meaningful operations.

At March 31, 2009 and December 31, 2008, respectively, the Company had working capital of approximately $31,600 and $34,600, respectively.

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

(3)     Plan of Business

General

In accordance with the confirmed plan of reorganization, our current business plan is to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged, desiring to become a publicly held company with access to United States capital markets through a combination transaction with us. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprises becoming a publicly-held corporation.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

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

(3)	will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(5)     Critical Accounting Policies

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

Our significant accounting policies are summarized in Note B of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Marketing Acquisition Corporation

Dated: April 28, 2009	By: /s/ Timothy P. Halter
Timothy P. Halter
Chairman, Chief Executive Officer,
Chief Financial Officer and Director