Form 10-Q
period 2009-06-30
Marketing Acquisition Corp
filed 2009-07-23
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

  ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended June 30, 2009

  ☐      Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the transition period from ______________ to _____________

Commission File Number: 0-52072

Marketing Acquisition Corporation

(Exact name of registrant as specified in its charter)

Nevada		62-1299374
(State of incorporation)		(IRS Employer ID Number)

174 FM 1830, Argyle, TX 76226
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):     YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     July 22, 2009: 1,853,207

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

Marketing Acquisition Corporation

Balance Sheets

June 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$30,557	$34,651

Total current assets	30,557	34,651

Total Assets	$30,557	$34,651

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable - trade	$--	$--
Note payable to stockholder	--	--
Accrued interest payable to stockholder	--	--

Total Current Liabilities	--	--

Total Liabilities	--	--

Commitments and Contingencies

Stockholders' deficit
Preferred stock - $0.001 par value
50,000,000 shares authorized.
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	542,111	542,111
Deficit accumulated during the development stage	(513,407)	(509,303)

Total Stockholders' Deficit	30,557	34,651

Total Liabilities and Stockholders’ Deficit	$30,557	$34,651

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Statements of Operations and Comprehensive Loss

Six and Three months ended June 30, 2009 and 2008

(Unaudited)

	Six months	Three months	Six months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues	$--	$--	$--	$--

Expenses
General and administrative expenses	4,094	4,620	1,070	1,410

Income (Loss) from operations	(4,094)	(4,620)	(1,070)	(1,410)

Other Income (Expense)
Interest expense	--	(299)	--	(148)
Interest income	--	--	--	--

Income (Loss) before
provision for income taxes	(4,094)	(4,919)	(1,070)	(1,558)

Provision for income taxes	--	--	--	--

Net Loss	(4,094)	(4,919)	(1,070)	(1,558)

Other Comprehensive Income	--	--	--	--

Comprehensive Loss	$(4,094)	$(4,919)	$(1,070)	$(1,558)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	nil	nil	nil	nil

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss) for the period	$(4,094)	$(4,919)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	--	--
Increase in Accrued interest payable	--	299

Net cash used in operating activities	(4,094)	(4,620)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities
Cash received from sale of common stock	--	--

Net cash provided by financing activities	--	--

Increase (Decrease) in Cash	(4,094)	(4,620)

Cash at beginning of period	34,651	53,127

Cash at end of period	$30,557	$48,507

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$--	$--
Income taxes paid for the year	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Notes to Financial Statements

June 30, 2009 and 2008

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

June 30, 2009 and 2008

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

June 30, 2009 and 2008

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

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

At June 30, 2009 and 2008, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

June 30, 2009 and 2008

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the six and three month periods ended June 30, 2009 and 2008, respectively, are as follows:

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Federal
Current	$--	$--	$--	$--
Deferred	--	--	--	--
	--	--	--	--

State
Current	--	--	--	--
Deferred	--	--	--	--
	--	--	--	--

Total	$--	$--	$--	$--

Concurrent with April 2004 and March 2008 changes in control, the Company has a cumulative net operating loss carryforward of approximately $20,000 for Federal income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2009	2008

Statutory rate applied to income before income taxes	$(1,400)	$(1,700)
Increase (decrease) in income taxes resulting from:
State income taxes	--	--
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,400	1,700

Income tax expense	$--	$--

Marketing Acquisition Corporation

Notes to Financial Statements - Continued

June 30, 2009 and 2008

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of June 30, 2009 and December 31, 2008, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	June 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$6,900	$6,900
Less valuation allowance	(6,900)	(6,900)

Net Deferred Tax Asset	$--	$--

During the six months ended June 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,400 and $2,600.

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

(2) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2009 and 2008, respectively.

General and administrative expenses of approximately $4,100 and $4,600 for each of the respective six month periods ended June 30, 2009 and 2008 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

The Company may or may not experience increases in expenses in future periods as the Company explores various options for the implementation of its business plan. However, at this time, the Company has not identified any business combination targets and has not opened discussions with any such target. Further, it is anticipated that future expenditure levels may increase as the Company intends to fully comply with its periodic reporting requirements.

Earnings per share for the respective three month periods ended June 30, 2009 and 2008 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or commences meaningful operations.

At June 30, 2009 and December 31, 2008, respectively, the Company had working capital of approximately $30,600 and $34,600, respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Marketing Acquisition Corporation

Dated: July 23, 2009	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director