Form 10-Q
period 2009-09-30
Marketing Acquisition Corp
filed 2009-11-12
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark one)

  ☒      Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         For the quarterly period ended September  30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:     November 10, 2009: 1,853,207

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended June 30, 2009

Part I

Item 1 - Financial Statements

Marketing Acquisition Corporation

Balance Sheets

September 30, 2009 and December 31, 2008

	(Unaudited)	(Audited)
	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$29,297	$34,651

Total Current Assets	29,297	34,651

Total Assets	$29,297	$34,651

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$--	$--
Note payable to stockholder	--	--
Accrued interest payable to stockholder	--	--

Total Current Liabilities	--	--

Total Liabilities	--	--

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value
50,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding, respectively	1,853	1,853
Additional paid-in capital	542,111	542,111
Accumulated deficit	(514,667)	(509,303)

Total Stockholders’ Equity (Deficit)	29,297	34,651

Total Liabilities and Stockholders' Equity	29,297	34,651

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Statements of Operations and Comprehensive Loss

Nine and Three months ended September 30, 2009 and 2008

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues	$--	$--	$--	$--

Expenses
General and administrative expenses	5,354	5.950	1,260	1,330

Income (Loss) from operations	(5,354)	(5 950)	(1,260)	(1,330)

Other Income (Expense)
Interest expense	--	(450)	--	(151)
Interest income	--	--	--	--

Income (Loss) before
provision for income taxes	(5,354)	(6,400)	(1,260)	(1,481)

Provision for income taxes	--	--	--	--

Net Loss	(5,354)	(6,400)	(1,260)	(1,481)

Other Comprehensive Income	--	--	--	--

Comprehensive Loss	$(5,354)	$(6,400)	$(1,260)	$(1,481)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	nil	nil	nil	nil

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss) for the period	$(5,543)	$(6,400)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	--	--
Increase in Accrued interest payable	--	450

Net cash used in operating activities	(5,543)	(5,950)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities
Cash received from sale of common stock	--	--

Net cash provided by financing activities	--	--

Increase (Decrease) in Cash	(5,543)	(6,010)

Cash at beginning of period	34,651	53,127

Cash at end of period	$29,297	$47,117

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$--	$--
Income taxes paid for the year	$--	$--

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation

Notes to Financial Statements

September 30, 2009 and 2008

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

September 30, 2009 and 2008

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

Note C - Going Concern Uncertainty

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages. This venture was unsuccessful and all business operations were abandoned by December 31, 1992. Since December 31, 1992, the Company has had no operations, assets or liabilities. The Company’s current business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock. Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status. This means, in the auditor’s opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in it’s business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. Management is of the belief that sufficient operating capital exists to support the Company’s requirements during the next twelve months. However, should the current working capital be insufficient, the Company may become reliant on additional funds loaned by management and/or significant stockholders. In this scenario, the Company’s current majority stockholder intends to continue the funding of nominal necessary expenses to sustain the corporate entity. However, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources of working capital to support the Company.

In such a restricted cash flow scenario, the Company may be unable to complete its business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

The Company’s certificate of incorporation authorizes the issuance of up to 50,000,000 million shares of preferred stock and 100,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

Marketing Acquisition Corporation

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note D - Summary of Significant Accounting Policies

1.     Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.     Income Taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2007. The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2007.

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2009 and December 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

The Company has adopted the provisions required by the Income Taxes topic of the FASB Accounting Standards Codification. The Codification Topic requires the recognition of potential liabilities as a result of management’s acceptance of potentially uncertain positions for income tax treatment on a “more-likely-than-not” probability of an assessment upon examination by a respective taxing authority. As a result of the implementation of Codification’s Income Tax Topic, the Company did not incur any liability for unrecognized tax benefits.

3.     Income (Loss) per share

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

As of September 30, 2009, and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

4.     Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

Marketing Acquisition Corporation

Notes to Financial Statements - Continued

September 30, 2009 and 2008

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

Note G - Income Taxes

The components of income tax (benefit) expense for each of the nine and three month periods ended September 30, 2009 and 2008, respectively, are as follows:

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Federal
Current	$--	$--	$--	$--
Deferred	--	--	--	--
	--	--	--	--

State
Current	--	--	--	--
Deferred	--	--	--	--
	--	--	--	--

Total	$--	$--	$--	$--

After consideration of the April 2004 and March 2007 changes in control, the Company has a cumulative net operating loss carryforward of approximately $7,300 for Federal income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

Marketing Acquisition Corporation

Notes to Financial Statements - Continued

September 30, 2009 and 2008

Note G - Income Taxes - Continued

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2009	2008

Statutory rate applied to income before income taxes	$(1,800)	$(2,200)
Increase (decrease) in income taxes resulting from:
State income taxes	--	--
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,800	2,200

Income tax expense	$--	$--

 Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of September 30, 2009 and December 31, 2008, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	September 30,	December 31,
	2009	2008
Deferred tax assets
Net operating loss carryforwards	$7,300	$5,500
Less valuation allowance	(7,300)	(5,500)

Net Deferred Tax Asset	$--	$--

During the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively, the valuation allowance against the deferred tax asset increased by approximately $1,800 and $2,600.

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

(2) Results of Operations

The Company had no revenue for either of the nine or three month periods ended September 30, 2009 and 2008, respectively.

General and administrative expenses of approximately $5,400 and $6,000 for each of the respective nine month periods ended September 30, 2009 and 2008 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

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

Earnings per share for the respective three month periods ended September 30, 2009 and 2008 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or commences meaningful operations.

At September 30, 2009 and December 31, 2008, respectively, the Company had working capital of approximately $29,300 and $34,600, respectively.

It is the belief of management and significant stockholders that, should the need arise, they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Marketing Acquisition Corporation

Dated: November 10, 2009	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director