Form 10-K
period 2009-12-31
Marketing Acquisition Corp
filed 2010-03-05
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark one)

☒    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2009

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

     Yes ☐          No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

    Yes ☐          No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).   Yes ☐          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
       Yes ☒          No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 2, 2010 was approximately $ 95.135 based upon 186,539 shares held by non-affiliates and a closing market price of $0.51 per share on March 2, 2010, as quoted on www.bigcharts.com.

As of March 2, 2010, there were 1,853,207 shares of Common Stock issued and outstanding.

     Marketing Acquisition Corporation

     Index to Contents

               Page Number

Part I

Item 1	Business	4
Item 1A	Risk Factors	8
Item 2	Properties	12
Item 3	Legal Proceedings	12

Part II

Item 4	Market for Registrant’s Common Equity,
	Related Stockholder Matters and
	Issuer Purchases of Equity Securities	12
Item 5	Selected Financial Data	14
Item 6	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item 6A	Quantitative and Qualitative Disclosures About Market Risk	19
Item 7	Financial Statements and Supplementary Data	F-1
Item 8	Changes in and Disagreements with Accountants
	on Accounting and Financial Disclosure	20
Item 8A	Controls and Procedures	20

Part III

Item 9	Directors, Executive Officers and Corporate Governance	21
Item 10	Executive Compensation	25
Item 11	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	26
Item 12	Certain Relationships and Related Transactions, and Director Independence	26
Item 13	Principal Accountant Fees and Services	27

Part IV

Item 14	Exhibits and Financial Statement Schedules	27

Signatures		28

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

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

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

We have no capital and must depend on Halter Financial Investments, L. P. (HFI) , our controlling stockholder, to provide us with the necessary funds to implement our business plan. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition or merger.

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

Effect of Climate Change Legislation

Any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

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

PART II

Item 4 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s securities are eligible for trading on the OTC Bulletin Board under the Commission’s Rule 15c2-11, Subsection (a)(5). The Company’s trading symbol is MAQC. As of the date of this report, there have been limited and sporadic trades of the Company’s securities. The last reported trade and posted closing price of the Company’s common stock, per www.bigcharts.com, was approximately $0.25 per share for approximately 100 shares.

As of December 31, 2009, there were a total of 1,853,207 shares of our common stock held by approximately 363 stockholders of record. There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended December 31, 2008
Quarter ended March 31, 2008	$1.25	$1.25
Quarter ended June 30, 2008	$2.05	$1.01
Quarter ended September 30, 2008	$1.25	$1.01
Quarter ended December 31, 2008	$1.01	$0.51

Fiscal year ended December 31, 2009
Quarter ended March 31, 2009	$0.51	$0.15
Quarter ended June 30, 2009	$0.20	$0.11
Quarter ended September 30, 2009	$0.20	$0.11
Quarter ended December 31, 2009	$1.01	$0.11

The source for the high and low closing bids quotations was www.bigcharts.com.

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

Item 5 - Selected Financial Data

Not applicable

Item 6 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since September 30, 1992, the Company has had no operations, significant assets or liabilities.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

(3)     Results of Operations

The Company had no revenue for either of the years ended December 31, 2009 or 2008, respectively.

General and administrative expenses for each of the years ended December 31, 2009 and 2008 were approximately $6,500 and $7,600, respectively. These expenses were directly related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it’s periodic reporting requirements. Earnings per share for the respective years ended December 31, 2009 and 2008 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(5)     Liquidity and Capital Resources

At December 31, 2009 and 2008, respectively, the Company had working capital of $28,000 and $34,700, respectively.

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

(7)     Effect of Climate Change Legislation

The Company currently has no known or identified exposure to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant. Additionally, any currently proposed or to-be-proposed-in-the-future legislation concerning climate change activities, business operations related thereto or a publicly perceived risk associated with climate change could, potentially, negatively impact the Company’s efforts to identify an appropriate target company which may wish to enter into a business combination transaction with the Company.

Item 6A - Quantitative and Qualitative Disclosures about Market Risk

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

Item 7 - Financial Statements and Supplementary Data

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2009. We are currently considered to be a shell company in as much as we have no specific business plans, no operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

PART III

Item 9 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Timothy P. Halter	43	President, Chief Executive Officer
		Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between Mr. Halter or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Timothy P. Halter - Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations.

Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation (NASDAQ: DXPE), and is the sole officer and director of BTHC XIV, Inc. and BTHC XV, Inc., each a Delaware corporation and Marketing Acquisition Corporation, SMSA Crane Acquisition Corp. and SMSA Gainesville Acquisition Corp., all Nevada corporations. Each of the afore-referenced companies, except for DXP Enterprises, Inc., is a reporting shell company and is current in the filing of their respective periodic reports with the Commission. Mr. Halter will devote as much of his time to our business affairs as may be necessary to implement our business plan.

Mr. Halter has significant experience in the reactivation of various inactive public companies, similar to the Company, upon his acquisition of a controlling position in each entity. As demonstrated by the following list of companies which consummated reverse merger transactions during the past five (5) years where Mr. Halter held comparable titles and duties to those he holds in the Company, we believe that Mr. Halter possesses the attributes, experience, and qualifications necessary to effect the Company’s stated business plan. Furthermore, given Mr. Halter’s abilities and the Company’s limited financial resources, the Company has determined that it is in its best interests for Mr. Halter to serve as both the Company’s principal executive officer as well as Chairman of the Board of Directors. Since Mr. Halter serves as the Company’s sole director, there is no designated lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Halter.

Mr. Halter is no longer a controlling shareholder, officer or director of any of the below listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned. In most instances, when a business combination was transacted with one of these companies, that entity was required to file a current Report on Form 8-K describing the transaction. We refer the reader to the respective Form 8-K, if filed, for any of the companies listed below for detailed information concerning the business combination entered into by that company.

		Year combination
		transaction
Entity	File/CIK #	occurred

Bitech Pharma, Inc.	000-51684	2005
China Agritech, Inc.	000-49608	2005
China BAK Battery, Inc.	000-49712	2005
China Pharma Holdings, Inc.	000-29523	2005
Playlogic Entertainment, Inc.	000-49649	2005
Polymedix, Inc.	000-51895	2005
Winner Medical Group, Inc.	000-16547	2005
International Stem Cell Corp.	000-51891	2006
MGCC Investment Strategies, Inc.	000-50883	2006
RTO Holdings, Inc.	000-15579	2006
Zeolite Exploration Company	333-74670	2006
Athersys, Inc.	000-52108	2007
BTHC VII, Inc.	000-52123	2007
China Ritar Power Corp.	000-25901	2007
Energroup Holdings Corp.	0-32873	2007
Hong Kong Winalite Group, Inc.	333-83375	2007
Millennium Quest, Inc.	000-31619	2007
Point Acquisition Corp.	000-51527	2007
Redpoint Bio Corp.	000-51708	2007
Sutor Technology, Inc.	333-83351	2007
Fashion Tech International, Inc.	2-93231-NY	2008
Nevstar Corporation	000-21071	2008
Latin America Ventures, Inc.	000-53132	2008
Yuhe International, Inc.	333-83125	2008
BTHC VIII, Inc.	000-52232	2009
BTHC X, Inc.	000-52237	2009
SMSA El Paso II Acquisition Corp.	000-53334	2009
SMSA Palestine Acquisition Corp.	000-53343	2009

It is specifically noted that the relative success or failure of any of these entities subsequent to Mr. Halter's involvement in them is not an indication of the possibility of success or failure of the Company upon the completion of it's current plan of operations. Additional information about these companies can be researched at www.sec.gov.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter, Principal Executive Officer	2009 2008 2007	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

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

	Shares Beneficially Owned (1)
Name and address(2)	Number of Shares	Percentage(3)

Timothy P. Halter(4)(5)	1,250,000	67.45%
174 FM 1830
Argyle, TX 76226

Halter Financial Investments, L. P.	1,250,000	67.45%
174 FM 1830
Argyle, TX 76226

Glenn A. Little	416,668	22.48%
211 West Wall
Midland, Texas 79701

All Directors and	1,250,000	67.45%
Executive Officers (1 person)

(1)	On March 2, 2010, there were 1,853,207 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)

In determining the percent of voting stock owned by a person on December 31, 2009 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (I) the 1,853,207 shares of common stock outstanding on December 31, 2009, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options

(4)	Mr. Halter is our president and director. He also is a member of Halter Financial Investments GP, LLC, the general partner of Halter Financial Investments L.P.
(5)	Mr. Halter is deemed to beneficially own the shares owned by Halter Financial Investments, L.P.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 12 - Certain Relationships and Related Transactions, and Director Independence

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

Item 13 - Principal Accountant Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
1. Audit fees	$4,500	$4,450
2. Audit-related fees	--	--
3. Tax fees	--	700
4. All other fees	--	--

Totals	$4,500	$5,150

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

Item 14 - Exhibits, Financial Statement Schedules

Exhibit
Number

3i.1	Articles of Incorporation (*)
3i.2	Articles of Merger (*)
3.2	By-Laws (*)
4.1	Specimen of Certificate of Common Stock (**)
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(*) - Incorporated by reference to the Company’s Registration Statement on Form 10-SB (File No. 0-52072) on June 21, 2006.
(**) - Incorporated by reference to the Company’s Registration Statement on Form S-18 (File No. 0-19276) on March 26, 1991.

(Financial statements follow on next page)

     Marketing Acquisition Corporation

     Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements

Balance Sheets
as of December 31, 2009 and 2008	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2009 and 20087	F-4

Statements of Changes in Stockholders' Equity
for the years ended December 31, 2009 and 2008	F-5

Statements of Cash Flows
for the years ended December 31, 2009 and 2008	F-6

Notes to Financial Statements	F-7

Letterhead of S. W. Hatfield, CPA

Report of Registered Independent Certified Public Accounting Firm

Board of Directors and Stockholders
Marketing Acquisition Corporation

We have audited the accompanying balance sheets of Marketing Acquisition Corporation (a Nevada corporation) as of December 31, 2009 and 2008 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2009 and 2008, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquisition Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the each of the two years ended December 31, 2009 and 2008, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

      /s/ S. W. Hatfield, CPA

     S. W. HATFIELD, CPA

Dallas, Texas
March 2, 2010

Marketing Acquisition Corporation
Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash on hand and in bank	$28,127	$34,651

Total Current Assets	28,127	34,651

Total Assets	$28,127	$34,651

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$--	$--

Total Current Liabilities	--	--

Long-Term Liabilities	--	--

Total Liabilities	--	--

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized
None issued and outstanding	--	--
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	542,111	542,111
Accumulated deficit	(515,837)	(509,313)

Total Shareholders’ Equity (Deficit)	28,127	34,651

Total Liabilities and Shareholders’ Equity	$28,127	$34,651

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Years ended December 31, 2009 and 2008

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Revenues	$--	$--

Expenses
General and administrative expenses	6,524	7,060

Income (Loss) from operations	(6,524)	(7,060)

Other Income (Expense)
Interest expense	--	(576)

Income (Loss) before provision for income taxes	(6,524)	(7,636)

Provision for income taxes	--	--

Net Loss	(6,524)	(7,636)

Other Comprehensive Income	--	--

Comprehensive Loss	$(6,524)	$(7,636)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
     Statement of Changes in Shareholders’ Equity
     Years ended December 31, 2009 and 2008

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balances at
January 1, 2008	1,853,207	$1,853	$542,111	$(501,677)	$42,287

Net loss for the year	--	--	--	(7,636)	(7,636)

Balances at
December 31, 2008	1,853,207	1,853	542,111	(509,313)	34,651

Net loss for the year	--	--	--	(6,524)	(6,524)

Balances at
December 31, 2009	1,853,207	$1,853	$542,111	$(515,837)	$34,651

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
     Statements of Cash Flows
     Years ended December 31, 2009 and 2008

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Cash Flows from Operating Activities
Net income (loss) for the period	$(6,524)	$(7,636)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	--	--
Increase (Decrease) in
Accrued interest payable	--	(840)

Net cash used in operating activities	(6,524)	(8,476)

Cash Flows from Investing Activities	--	--

Cash Flows from Financing Activities
Proceeds from sale of common stock	--	--
Repayment of loan from former officer	--	(10,000)

Net cash provided by financing activities	--	(10,000)

Increase (Decrease) in Cash	(6,524)	(18,476)

Cash at beginning of period	34,651	53,127

Cash at end of period	$28,127	$34,651

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$--	$1,416
Income taxes paid for the year	$--	$--

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
December 31, 2009 and 2008

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

Marketing Acquisition Corporation
Notes to Financial Statements
December 31, 2009 and 2008

Note C - Going Concern Uncertainty - Continued

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

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2009 and 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

Marketing Acquisition Corporation
Notes to Financial Statements
December 31, 2009 and 2008

Note D - Summary of Significant Accounting Policies

2.          Income Taxes - continued

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

As of December 31, 2009, and 2008, and subsequent thereto, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Marketing Acquisition Corporation
Notes to Financial Statements
December 31, 2009 and 2008

Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008
Federal:
Current	$--	$--
Deferred	--	--
	--	--

State:
Current	--	--
Deferred	--	--
	--	--

Total	$--	$--

As a result of a March 2007 change in control, the Company has a net operating loss carryforward of approximately $22,700 for Federal income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2009 and 2008, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2009	2008

Statutory rate applied to income before income taxes	$(2,200)	$(2,600)
Increase (decrease) in income taxes resulting from:
State income taxes	--	--
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,200	2,600

Income tax expense	$--	$--

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of December 31, 2009 and 2008, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	December 31,	December 31,
	2009	2008

Deferred tax assets
Net operating loss carryforwards	$7,700	$5,500
Less valuation allowance	(7,700)	(5,500)

Net Deferred Tax Asset	$--	$--

During each of the years ended December 31, 2009 and 2008, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,200 and $2,600.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marketing Acquisition Corporation

Dated: March 5, 2010	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Marketing Acquisition Corporation

Dated: March 5, 2010	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director