Form 10-Q
period 2010-03-31
Marketing Acquisition Corp
filed 2010-05-11
CIK 1363343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to _____________

Commission File Number: 0-52072

Marketing Acquisition Corporation
(Exact name of registrant as specified in its charter)

Nevada	62-1299374
(State of incorporation)	(IRS Employer ID Number)

1174 FM 1830, Argyle, Texas 76226-4300
(Address of principal executive offices)

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES o   NO o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:April 30, 2010: 1,853,207

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended March 31, 2010

Part I
Item 1 - Financial Statements

Marketing Acquisition Corporation
Balance Sheets
March 31, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	March 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$25,006	$28,127

Total Current Assets	25,006	28,127

Total Assets	$25,006	$28,127

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$-	$-

Total Current Liabilities	-	-

Long-Term Liabilities	-	-

Total Liabilities	-	-

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	542,111	542,111
Accumulated deficit	(518,958)	(515,837)

Total Shareholders’ Equity (Deficit)	25,006	28,127

Total Liabilities and Shareholders’ Equity	25,006	28,127

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2010 and 2009

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009

Revenues	$-	$-

Operating Expenses
Professional fees	2,288	2,344
General and administrative expenses	833	680

Total operating expenses	3,121	3,024

Loss from operations	(3,121)	(3,024)

Other Income (Expense)	-	-

Loss before provision for income taxes	(3,121)	(3,024)

Provision for income taxes	-	-

Net Loss	(3,121)	(3,024)

Other Comprehensive Income	-	-

Comprehensive Loss	$(3,121)	$(3,024)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Three months ended March 31, 2010 and 2009

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Cash Flows from Operating Activities
Net loss for the period	$(3,121)	$(3,024)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-

Net cash used in operating activities	(3,121)	(3,024)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-
Repayment of loan from former officer	-	-

Net cash provided by financing activities	-	-

Increase (Decrease) in Cash	(3,121)	(3,024)

Cash at beginning of period	28,127	34,651

Cash at end of period	$25,006	$31,627

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
March 31, 2010 and December 31, 2009

Note A - Organization and Description of Business

Marketing Acquisition Corporation (Company) was originally incorporated on July 26, 1990 in accordance with the Laws of the State of Florida as Marketing Educational Corporation.  The Company changed its corporate name to Marketing Acquisition Corporation on February 28, 2006.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2009.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2010.

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note C - Going Concern Uncertainty

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages.  This venture was unsuccessful and all business operations were abandoned during 1992.  Since December 31, 1992, the Company has had no operations, assets or liabilities.  The Company’s current business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of our stockholders’ investment in the then outstanding common stock.

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

The Company’s articles of incorporation authorizes the issuance of up to 50,000,000 million shares of preferred stock and 100,000,000 shares of common stock.  The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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
March 31, 2010 and December 31, 2009

Note D - Summary of Significant Accounting Policies

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
March 31, 2010 and December 31, 2009

Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2010 and 2009 are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a net operating loss carryforward of approximately $26,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
Statutory rate applied to income before income taxes	$(1,100)	$(1,000)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	1,100	1,000

Income tax expense	$-	$-

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2010 and December 31, 2009, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	March 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$8,800	$7,700
Less valuation allowance	(8,800)	(7,700)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $1,100 and $2,200.

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

Effective at the close of business on September 30, 1992, as reported in a Current Report on Form 8-K, filed October 7, 1992, the Company experienced a change in management. As a result of this event, the Company effectively liquidated all operations and assets and became a dormant entity at that point in time.  The Company also stopped filing periodic reports in compliance with the Exchange Act concurrent with that action.  Over time, due to the absence of adequate historical accounting records, it became impossible to complete required filings from that point through March 2005.  On April 15, 2005, the Company filed a Registration Statement on Form 10-SB in order to disclose the Company's current status.  The U. S. Securities and Exchange Commission (the Commission), while acknowledging the intent of the filing, took the position that filing was improper and the filing was withdrawn.  The Company then voluntarily requested a revocation of the registration of the Company’s securities and, on February 15, 2006, the Commission entered an order pursuant to Section 12(j) of the Exchange Act revoking the registration of the Company's securities which revocation cancelled the Company's filling obligations from previous periods.  On June 21, 2006, the Company filed a Registration Statement on Form 10-SB to re-register the Company’s common stock under Section 12 of the Exchange Act.

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

The Company has had no operations since 1992 and, accordingly, may now be deemed to be a shell company as defined in Rule 405 under the Securities Act of 1933, (Securities Act), and Rule 12b-2 under the Securities Exchange Act of 1934, (Exchange Act).

Currently, the Company has no known exposures to any current or proposed climate change legislation which could negatively impact the Company’s operations or require capital expenditures to become compliant.

(3) Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2010 and 2009, respectively.

General and administrative expenses of approximately $3,100 and $3,000 for each of the respective three month periods ended March 31, 2010 and 2009 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

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

Earnings per share for the respective three month periods ended March 31, 2010 and 2009 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or commences meaningful operations.

(4)	Plan of Business

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

(5)	Liquidity and Capital Resources

At March 31, 2010 and December 31, 2009, the Company had working capital of approximately $25,000 and $28,000, respectively.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Marketing Acquisition Corporation

Dated: May 10, 2010	By:	/s/ Timothy P. Halter
Timothy P. Halter
Chairman, Chief Executive Officer,
Chief Financial Officer and Director