Form 10-Q
period 2010-06-30
Marketing Acquisition Corp
filed 2010-08-09
CIK 1363343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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
YES ☒  NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:August 5, 2010: 1,853,207

Transitional Small Business Disclosure Format (check one):     YES ☐ NO ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended June 30, 2010

Part I
Item 1 - Financial Statements

Marketing Acquisition Corporation
Balance Sheets
June 30, 2010 and December 31, 2009

	(Unaudited)	(Audited)
	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$591	$28,127
Prepaid consulting fees	20,000

Total Current Assets	20,591	28,127

Total Assets	$20,591	$28,127

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$1,500	$-

Total Current Liabilities	1,500	-

Long-Term Liabilities	-	-

Total Liabilities	1,500	-

Commitments and Contingencies

Shareholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	542,111	542,111
Accumulated deficit	(524,873)	(515,837)

Total Shareholders’ Equity (Deficit)	19,091	28,127

Total Liabilities and Shareholders’ Equity	$20,591	$28,127

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2010 and 2009

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Revenues	$-	$	$-	$-

Operating Expenses
Professional fees	7,988	3,245	5,700	900
General and administrative expenses	1,048	850	215	170

Total operating expenses	9,036	4,095	5,915	1,070

Loss from operations	(9,036)	(4,095)	(5,915)	(1,070)

Other Income (Expense)	-	-	-	-

Loss before provision for income taxes	(9,036)	(4,095)	(5,915)	(1,070)

Provision for income taxes	-	-	-	-

Net Loss	(9,036)	(4,095)	(5,915)	(1,070)

Other Comprehensive Income	-	-	-	-

Comprehensive Loss	$(9,036)	$(4,095)	$(5,915)	$(1,070)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Six months ended June 30, 2010 and 2009

(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Cash Flows from Operating Activities
Net loss for the period	$(9,036)	$(4,094)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-
(Increase) Decrease in
Prepaid consulting fees	(20,000)	-
Increase (Decrease) in
Accounts payable - trade	1,500	-

Net cash used in operating activities	(27,536)	(4,094)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-
Repayment of loan from former officer	-	-

Net cash provided by financing activities	-	-

Increase (Decrease) in Cash	(27,536)	(4,094)

Cash at beginning of period	28,127	34,651

Cash at end of period	$591	$30,557

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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
June 30, 2010 and December 31, 2009

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2010 and December 31, 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
June 30, 2010 and December 31, 2009

Note E - Fair Value of Financial Instruments

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Related Party Transactions

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling shareholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement is for an unspecified period of time and is being amortized through December 31, 2010.

Note G- Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2010 and 2009 are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a net operating loss carryforward of approximately $32,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2010	2009
Statutory rate applied to income before income taxes	$(3,100)	$(1,400)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	3,100	1,400

Income tax expense	$-	$-

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
June 30, 2010 and December 31, 2009

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of June 30, 2010 and December 31, 2009, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	June 30,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$10,800	$7,700
Less valuation allowance	(10,800)	(7,700)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2010 and the year ended December 31, 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $3,100 and $2,200.

Note H - Subsequent Events

Management has evaluated all activity of the Company through August 6, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3) Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2010 and 2009, respectively.

General and administrative expenses of approximately $9,000 and $4,000 for each of the respective six month periods ended June 30, 2010 and 2009 were related to the maintenance of the corporate entity and maintaining compliance with the Securities Exchange Act of 1934, as amended.

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

Earnings per share for the respective six month periods ended June 30, 2010 and 2009 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company acquires or commences meaningful operations.

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling shareholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement is for an unspecified period of time and is being amortized through December 31, 2010.

(4)	Plan of Business

General

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

At June 30, 2010 and December 31, 2009, the Company had working capital of approximately $19,000 and $28,000, respectively.  In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling shareholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement is for an unspecified period of time and is being amortized through December 31, 2010.

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

Item 4 - Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Sales of Equity Securities and Use of Proceeds

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

Marketing Acquisition Corporation

Dated: August 9, 2010	By:	/s/ Timothy P. Halter
Timothy P. Halter
Chairman, Chief Executive Officer,
Chief Financial Officer and Director