Form 10-K
period 2010-12-31
Marketing Acquisition Corp
filed 2011-03-28
CIK 1363343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

☒   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal year ended December 31, 2010

☐   Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the transition period from _______ to _______

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
Yes  ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).   Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):
Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 21, 2011 was approximately $55,962 based upon 186,539 shares held by non-affiliates and a closing market price of $0.30 per share on March 21, 2011.

As of March 21, there were 1,853,207 shares of Common Stock issued and outstanding.

Marketing Acquisition Corporation
Form 10-K for the year ended December 31, 2010

Index to Contents

Page Number

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

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages. The educational materials marketed by the Company consisted of encyclopedias, learning books, educational audio and video tapes which were designed to be used in various combinations to accommodate the educational levels and needs of families with children of all ages. During 1991, the Company completed a public offering of 150,000 units of common stock, through a Registration Statement on Form S-18 (Registration No.33-37039- A).

The Company has had no operations since 1992 and is currently a “shell company” as defined in Rule 405 under the Securities Act of 193 (“Securities Act”) and Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”). We are defined as a shell company because we have no operations and no or nominal assets.

Business Plan

Our current business plan is to identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on Halter Financial Investments, L. P. (“HFI”) , our controlling stockholder, to provide us with the necessary funds to implement our business plan.

Our management consists of only one person. Timothy P. Halter, our president and sole director. Mr. Halter is primarily responsible for conducting our day-to-day operations and is responsible for implementing our business plan. We will rely solely on the judgment of Mr. Halter when selecting a target company. Mr. Halter will only devote as much of his time as he deems necessary to assist us with the implementation of our business plan. Mr. Halter has not entered into a written employment or consulting agreement with us and he is not expected to do so. The loss of the services of Mr. Halter would adversely affect our ability to implement our business plan.

Neither we, or anyone acting on our behalf, have contacted any third parties or had any substantial discussions, formal or otherwise, with respect to a possible business combination, nor have we, or anyone acting on our behalf, identified or located any suitable target candidate, conducted any research or taken any measures, directly or indirectly, to locate or contact a target business. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any combination or acquisition, if they occur, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In conjunction with completion of a business acquisition, we anticipate that we will issue an amount of our authorized but unissued common stock that will represent a significant majority of the voting power and equity of our Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in us and thereby reducing the ownership interest of our current stockholders. We may also issue preferred stock to the stockholders of a target company. Holders of preferred stock may have rights, preferences and privileges senior to those of our existing holders of common stock. As a condition of the business combination, HFI, our majority stockholder, may agree to sell or transfer all or a portion of the common stock it owns to provide the target company with majority control. The resulting change in control will likely result in the removal of our present officer and director and a corresponding reduction in, or elimination of, his participation in future business activities.

We may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, we may encounter ongoing business risks associated with uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies and their stockholders, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both our Company and the target entity and their stockholders. However, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Although there are no restrictions for us to engage in a business combination with an entity that is affiliated or controlled by either HFI or Mr. Halter, we do not currently intend and do not foresee that we will enter into a merger or acquisition transaction with any business which is controlled by or affiliated with HFI or Timothy P. Halter.

Investigation and Selection of Business Opportunities

We intend to seek a merger or other business combination transaction with a viable operating business. Management has not determined any other criteria in seeking a target business candidate.

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than HFI our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction. Generally, equity securities may be issued in a stock exchange, direct stock purchase for cash or property or in a reverse triangle merger, that is the merger of a target business into a subsidiary of the company, without approval of the stockholders of the company. Statutory mergers, that is the merger of a target company directly into the company, typically requires stockholder approval in accordance with the applicable state laws; however, it is anticipated that such a structure will not be used to effect a combination transaction with an operating business. If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

Additionally, when we engage in a transaction that changes our status as a shell company, such as a business combination, we will be required to file a detailed report on Form 8-K with the SEC containing the information, including financial information, that is required in a Registration Statement on Form 10, with the information reflecting the business and financial statements of the surviving entity upon completion of the transaction. We will also be required to report the material terms of the business combination in the Form 8-K report. Also we will be ineligible to file a Registration Statement on Form S-8 until 60 days after we cease to be a shell company; provided we have timely filed the required Form 8-K report. Until we cease being a shell company, we will be required to indicate on the cover page of Form 10-Q and Form 10-K our identification as a shell company.

The analysis of business opportunities will be undertaken by or under the supervision of Timothy P. Halter. Although we have not set or determined any criteria for the target business other than that it is an existing operating business, in analyzing potential merger candidates, we will likely consider, among other things, the following factors:

* Potential for future earnings and appreciation of value of securities;
* Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
* Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;
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

There is no single factor that will be controlling in the selection of a business opportunity. We will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on Mr. Halter, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We will also seek candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process. Companies which have a need for an immediate cash infusion are not likely to find a potential business combination with us to be a prudent business transaction alternative.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. We may not be successful in identifying and evaluating a suitable merger candidate or in consummating a business combination. We have not selected a particular industry or specific business within an industry for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria that we will require a target company to have achieved, or without which we would not consider a business combination with such business entity.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take an extended period of time.

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

As part of our investigation, Timothy P. Halter may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain provided information, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial and management resources.

Timothy P. Halter is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Mr. Halter is engaged in several other business endeavors and is not obligated to contribute any specific number of hours to our affairs. If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination Mr. Halter has not devoted any significant time or services to our business operations as of the date of this filing.

Mr. Halter and/or HFI are affiliated with other shell companies with business activities similar to those intended to be conducted by us. Mr. Halter or HFI may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which they have fiduciary obligations. Accordingly, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

To implement our business plan we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by Mr. Halter and their fees may be paid by HFI. We anticipate that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to us.

Competition

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of privately held business entities. We expect to encounter substantial competition in our efforts to locate potential business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies and brokerage firms. Most of these organizations are likely to be in a better position than us to obtain access to potential business acquisition candidates because they have greater experience, resources and managerial capabilities than we do. We also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

We have no employees. Our president and sole director, Timothy P. Halter, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act. It is anticipated that HFI or Mr. Halter may engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business plan. We do not anticipate employing any full-time employees until we have achieved our business purpose.

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item. Item 1B - Unresolved Staff Comments

None

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

Item 4 - [Removed and Reserved]

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s securities are eligible for trading on the OTC Bulletin Board under the Commission’s Rule 1 5c2-1 1, Subsection (a)(5). The Company’s trading symbol is MAQC. As of the date of this report, there have been limited and sporadic trades of the Company’s securities. The last reported trade and posted closing price of the Company’s common stock, per www.otcmarkets.com, was on March 18, 2011 for 100 shares at approximately $0.30 per share.

As of February 2, 2011, there were a total of 1,853,207 shares of our common stock held by approximately 363 stockholders of record. There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:
	High	Low
Fiscal year ended December 31, 2009
Quarter ended March 31, 2009	$0.51	$0.15
Quarter ended June 30, 2009	$0.20	$0.11
Quarter ended September 30, 2009	$0.20	$0.11
Quarter ended December 31, 2009	$1.01	$0.11

Fiscal year ended December 31, 2010
Quarter ended March 31, 2010	$1.01	$0.25
Quarter ended June 30, 2010	$0.25	$0.025
Quarter ended September 30, 2010	$0.025	$0.025
Quarter ended December 31, 2010	$4.50	$0.018

Fiscal year ended December 31, 2011
Quarter ended March 31, 2011 (through March 21, 2011)	$2.75	$0.018

The source for the high and low closing bids quotations was www.otcmarkets.com.

Common Stock

Our authorized capital stock consists of 100,000,000 shares of $0.00 1 par value common stock and 50,000,000 shares of $0.001 par value preferred stock. Each share of common stock entitles a stockholder to one vote on all matters upon which stockholders are permitted to vote. No stockholder has any preemptive right or other similar right to purchase or subscribe for any additional securities issued by us, and no stockholder has any right to convert the common stock into other securities. No shares of common stock are subject to redemption or any sinking fund provisions. All the outstanding shares of our common stock are fully paid and non-assessable. Subject to the rights of the holders of the preferred stock, if any, our stockholders of common stock are entitled to dividends when, as and if declared by our board from funds legally available therefore and, upon liquidation, to a pro-rata share in any distribution to stockholders. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

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

(3) Results of Operations The Company had no revenue for either of the years ended December 31, 2010 and 2009, respectively.

General and administrative expenses for each of the years ended December 31, 2010 and 2009 were approximately $28,000 and $6,500, respectively. These expenses were primarily related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services. The agreement is for an unspecified period of time and is being amortized through March 31, 2011.

Earnings per share for the respective years ended December 31, 2010 and 2009 were $(0.02) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

(4)  Plan of Business

General

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities which desire to seek the perceived advantages of an Exchange Act registered corporation.

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

Management

The Company is a shell corporation, and currently has no full-time employees. Timothy P. Halter is the Company’s sole officer, director, and controlling stockholder. All references herein to management of the Company are to Mr. Halter. Mr. Halter, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation. Potential conflicts may arise with respect to the limited time commitment by Mr. Halter and his involvement in other comparable ventures.

The amount of time spent by Mr. Halter on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Halter will actually be required to spend to locate a suitable target company. Mr. Halter estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

(5) Liquidity and Capital Resources

At December 31, 2010 and 2009, respectively, the Company had working capital of $146 and $28,000, respectively.

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Resignation of S. W. Hatfield, CPA

On May 4, 2010, the Board of Directors of the Company was notified by its registered independent certified public accounting firm, S. W. Hatfield, CPA (“SWHCPA”) of Dallas, Texas that, due to the partner rotation rules and regulations of the U. S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002, SWHCPA is unable to continue as the Company’s auditor and had resigned, effective immediately. The Company’s Board of Directors accepted the resignation of SWHCPA.

No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's two most recent fiscal years (ended December 31, 2009 and 2008) and from January 1, 2010 to May 4, 2010, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. For the years ended December 31, 2009 and 2008, and from January 1, 2010 through May 4,20 10, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided SWHCPA with a copy of the foregoing disclosure and SWHCPA furnished to the Company a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of SWHCPA’s letter, dated May 4, 2010, was filed as Exhibit 16.1 to our Current Report on Form 8-K.

Appointment of Blanchfield, Meyer, Kober & Rizzo, LLP

On May 4, 2010, the Company's Board of Directors approved the engagement of Blanchfield, Meyer, Kober & Rizzo, LLP of Hauppauge, NY (“BMK&R”) as the Company's new registered independent public accounting firm to audit the Company's financial statements for the year ending December 31, 2010 and subsequent periods. Pursuant to SEC Release 34-42266, BMK&R will also review the Company's financial statements to be included in Quarterly Reports on Form 10-Q.

The Company did not consult with BMK&R at any time prior to May 4, 2010, including the Company's two most recent fiscal years ended December 31, 2009 and 2008, and the subsequent interim period from January 1, 2010 through the date of this Report, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 1 3a-1 5 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a weakness in our controls described below. However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Management’s Annual Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 1 3a-1 5(f) of the Exchange Act.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2010. We are currently considered to be a shell company in as much as we have no current operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Timothy P. Halter	44	President, Chief Executive Officer
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

Biographical Information

Timothy P. Halter. Mr. Halter, age 44, has served as our sole officer and director since March 2007. Mr. Halter is primarily responsible for implementing our business plan. Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance. In September 2005, Mr. Halter and other minority partners formed HFI. HFI conducts no business operations. Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation which provides pumping products and services to a variety of industries(NASDAQ: DXPE), and is an officer and director of Marketing Acquisition Corp., SMSA Treemont Acquisition Corp., SMSA Humble Acquisition Corp., SMSA Katy Acquisition Corp. and SMSA Shreveport Acquisition Corp., each a Nevada corporation. Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations. Mr Halter is also an officer and director of WLT Brothers Holding, Inc., a private holding company. Mr. Halter will devote as much of his time to our business affairs as he deems may be necessary to implement our business plan.

Mr. Halter has significant experience acting in the capacity of the principal stockholder, a director and an executive officer of blank check and/or shell companies. As demonstrated by the number of reverse merger transactions detailed in the below table, we believe that Mr. Halter possesses the attributes, experience, and qualifications necessary to effect the Company's stated business plan. Furthermore, given Mr. Halter's abilities and the Company's limited financial resources, the Company has determined that it is in its best interests for Mr. Halter to serve as both the Company's principal executive officer as well as Chairman of the Board of Directors. Since Mr. Halter serves as the Company's sole director there is no designated lead director, and therefore, any and all risk oversight and risk management matters are the responsibility of Mr. Halter.

Mr. Halter was not affiliated with any of the operating businesses prior to the consummation of the reverse merger transaction and resigned as an officer and director upon consummation of the transaction. After each merger transaction, Mr. Halter did not participate in the management of any of the companies and ceased being a principal stockholder. As noted in the table below Mr. Halter sold, in some cases, all or a portion of his securities in such companies after the change in control. Mr. Halter has also sold such securities for cash in open market transactions.

Mr. Halter is no longer a controlling stockholder, officer or director of any of the below listed entities and his involvement terminated upon the fulfillment of the respective plan of operation involving a business combination transaction with a private entity wishing to become publicly owned. In most instances, when a business combination was transacted with one of these companies, that entity was required to file a current Report on Form 8-K describing the transaction. We refer the reader to the respective Form 8-K, if filed, for any of the companies listed below for detailed information concerning the business combination entered into by that company.

		Year combination
		transaction
Entity	File/CIK #	occurred

Bitech Pharma, Inc.	000-51684	2005
China Agritech, Inc.	000-49608	2005
China BAK Battery, Inc.	000-49712	2005
China Pharma Holdings, Inc.	000-29523	2005
Playlogic Entertainment, Inc.	000-49649	2005
Polymedix, Inc.	000-51895	2005
Winner Medical Group, Inc.	000-16547	2005
International Stem Cell Corp.	000-51891	2006
MGCC Investment Strategies, Inc.	000-50883	2006
RTO Holdings, Inc.	000-15579	2006
Zeolite Exploration Company	333-74670	2006

Athersys, Inc.	000-52108	2007
BTHC VII, Inc.	000-52123	2007
China Ritar Power Corp.	000-25901	2007
Energroup Holdings Corp.	0-32873	2007
Hong Kong Winalite Group, Inc.	333-83375	2007
Millennium Quest, Inc.	000-31619	2007
Point Acquisition Corp.	000-51527	2007
Redpoint Bio Corp.	000-51708	2007
Sutor Technology, Inc.	333-83351	2007
Fashion Tech International, Inc.	2-93231-NY	2008
Nevstar Corporation	000-21071	2008
Latin America Ventures, Inc.	000-53132	2008
Yuhe International, Inc.	333-83125	2008
BTHC VIII, Inc.	000-52232	2009
BTHC X, Inc.	000-52237	2009
SMSA El Paso II Acquisition Corp.	000-53334	2009
SMSA Palestine Acquisition Corp.	000-53343	2009
BTHC XIV, Inc.	000-52722	2010
BTHC XV, Inc.	000-52808	2010
SMSA Crane Acquisition Corp.	000-53800	2010
SMSA Gainesville Acquisition Corp.	000-53803	2010

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

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors' capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors' duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director's office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non- monetary remedies and do not affect a director's responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2010, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company’s directors or executive officers, or to any other affiliate of the Company.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Timothy P. Halter, Principal Executive Officer	2010 2009 2008	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

The Company has no other executive compensation issues which would require the inclusion of other mandated table disclosures.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage(3)

Halter Financial Investments, L. P.	1,250,000	67.45%
174 FM 1830
Argyle, TX 76226

Timothy P. Halter (4)	1,250,000	67.45%
174 FM 1830
Argyle, TX 76226

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage(3)

Glenn A. Little	416,668	22.48%
211 West Wall Street
Midland, Texas 79701

All Directors and	1,250,000	67.45%
Executive Officers (1 person)

(1)	On February 1, 2011, there were 1,853,207 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2010 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 1,853,207 shares of common stock outstanding on December 31, 2010, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Mr. Halter is our president and director. He also is a member of Halter Financial Investments GP, LLC, the general partner of Halter Financial Investments L.P. Halter Financial Investments, L.P. ("HFI") is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company ("HFI GP"), is the sole general partner. The limited partners of HFI are: (i) TPH Capital, LP., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company ("TPH GP"), is the general partner and Timothy P. Halter is the sole member of TPH GP, (ii) Bellifield, LP, a Texas limited partnership of which Bellifield Capital Management, LLC, a Texas limited liability company ("Bellifield LLC") is the sole general partner and David Brigante is the sole member of Bellifield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP LLC, a Texas limited liability company ("Colhu rst LLC") , is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability company ("Rivergreen LLC"), of which Marat Rosenberg is the sole member. As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI. HFI's address is 174 FM 1830, Argyle, TX 76226.

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

Item 14 - Principal Accounting Fees and Services

The Company paid or accrued the following fees in each of the prior two fiscal years to it’s principal accountant, Blanchfield, Meyer, Kober & Rizzo, LLP of Hauppauge, New York or S. W. Hatfield, CPA of Dallas, Texas.

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

1. Audit fees
Blanchfield, Meyer, Kober & Rizzo, LLP	$8,100	$-
S. W. Hatfield, CPA	2,250	4,500
2. Audit-related fees	-	-
3. Tax fees	235	-
4. All other fees	-	-

Totals	$6,985	$4,500

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

PART IV

Item 15 - Exhibits, Financial Statement Schedules

Exhibit
Number

31.1    Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1    Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(Financial statements follow on next page)

Marketing Acquisition Corporation

Contents

Letterhead of Blanchfield, Kober & Company, LLP
Report of Registered Independent Certified Public Accounting Firm

Board of Directors and Shareholders Marketing Acquisition Corporation

We have audited the balance sheet of Marketing Acquisition Corporation (a Nevada corporation) as of December 31, 2010 and the related statements of operations and comprehensive loss, changes in stockholders' equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of December 31, 2009, were audited by S.W. Hatfield, CPA and whose report dated March 2, 2010 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquisition Corporation as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ Blanchfield, Meyer, Kober & Rizzo, LLP
Blanchfield, Meyer, Kober & Rizzo, LLP
Hauppauge, New York
March 5, 2011

Letterhead of S. W. Hatfield, CPA
Report of Registered Independent Certified Public Accounting Firm

Board of Directors and Stockholders Marketing Acquisition Corporation

We have audited the accompanying balance sheet of Marketing Acquisition Corporation (a Nevada corporation) as of December 31, 2009 and the related statement of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquisition Corporation as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with generally accepted accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
March 2, 2010

Marketing Acquisition Corporation
Balance Sheets
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009
ASSETS
Current Assets
Cash on hand and in bank	$-	$28,127
Prepaid expenses	3,746	-

Total Current Assets	3,746	28,127

Total Assets	$3,746	$28,127

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$3,600	$-

Total Current Liabilities	3,600	-

Long-Term Liabilities	-	-

Total Liabilities	3,600	-

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized None issued and outstanding	-	-
Common stock - $0.00 1 par value.
100,000,000 shares authorized. 1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	542,111	542,111
Accumulated deficit	(543,818)	(515,837)

Total Stockholders’ Equity (Deficit)	146	28,127

Total Liabilities and Stockholders’ Equity	$3,746	$28,127

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Years ended December 31, 2010 and 2009

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Revenues	$-	$-

Expenses
Professional fees	26,388	5,244
General and administrative expenses	1,593	1,280
Total Expenses	27,981	6,524
Income (Loss) from operations	(27,981)	(6,524)

Other Income (Expense)
Interest expense	-	-
	(27,981)	(6,524)

Income (Loss) before provision for income taxes	-	-

Provision for income taxes

Net Loss	(27,981)	(6,524)

Other Comprehensive Income	-	-

Comprehensive Loss	(27,981)	(6,524)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.02)	$(0.00)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statement of Changes in Stockholders’ Equity
Years ended December 31, 2010 and 2009

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total

Balances at
January 1, 2009	1,853,207	$1,853	$542,111	$(509,313)	$34,651

Net loss for the year	-	-	-	(6,524)	(6,524)

Balances at
December 31, 2009	1,853,207	1,853	542,111	(515,837)	28,127

Net loss for the year	-	-	-	(27,981)	(27,981)

Balances at
December 31, 2010	1,853,207	$1,853	$542,111	$(543,818)	$146

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Years ended December 31, 2010 and 2009

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Cash Flows from Operating Activities
Net income (loss) for the period	$(27,981)	$(6,524)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-
Increase (Decrease) in
Prepaid expenses	(3,746)	-
Increase (Decrease) in
Accounts payable - trade	3,600	-

Net cash used in operating activities	(28,127)	(6,524)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-
Repayment of loan from former officer	-	-

Net cash provided by financing activities	-	-

Increase (Decrease) in Cash	(28,127)	(6,524)

Cash at beginning of period	28,127	34,651

Cash at end of period	$-	$28,127

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
December 31, 2010 and 2009

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

Marketing Acquisition Corporation
Notes to Financial Statements - Continued

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

The Company’s Articles of Incorporation authorize the issuance of up to 50,000,000 million shares of preferred stock and 100,000,000 shares of common stock. The Company’s ability to issue preferred stock may limit the Company’s ability to obtain debt or equity financing as well as impede potential takeover of the Company, which takeover may be in the best interest of stockholders. The Company’s ability to issue these authorized but unissued securities may also negatively impact our ability to raise additional capital through the sale of our debt or equity securities.

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

2.       Income Taxes

The Company files income tax returns in the United States of America and various states, as appropriate and applicable. As a result of the Company’s bankruptcy action, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to August 1, 2008. The Company does not anticipate any examinations of returns filed for periods ending after August 1, 2008.

Marketing Acquisition Corporation
Notes to Financial Statements - Continued

Note D - Summary of Significant Accounting Policies

2.       Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2010 and 2009, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2010 and 2009, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Marketing Acquisition Corporation
Notes to Financial Statements - Continued

Note F - Related Party Transactions

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services. The agreement is for an unspecified period of time and is being amortized through March 31, 2011.

Note G- Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2010 and 2009 are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a net operating loss carryforward of approximately $50,000 for Federal income tax purposes. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2010 and 2009, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2010	2009

Statutory rate applied to income before income taxes	$(9,500)	$(2,200)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	9,500	2,200

Income tax expense	$-	$-

(Remainder of this page left blank intentionally)

Marketing Acquisition Corporation
Notes to Financial Statements - Continued

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate. As of December 31, 2010 and 2009, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	December 31,	December 31,
	2010	2009
Deferred tax assets
Net operating loss carryforwards	$17,200	$7,700
Less valuation allowance	(17,200)	(7,700)

Net Deferred Tax Asset	$--	$--

During the years ended December 31, 2010 and 2009, respectively, the valuation allowance for the deferred tax asset increased by approximately $9,500 and $2,200.

Note H - Subsequent Events

Management has evaluated all activity of the Company through March 5, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marketing Acquisition Corporation

Dated: March 28, 2011	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 28, 2011	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director