Form 10-Q
period 2011-06-30
Marketing Acquisition Corp
filed 2011-08-08
CIK 1363343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:July 27, 2011: 1,853,207

Transitional Small Business Disclosure Format (check one):       YES ☐  NO  ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended June 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

Marketing Acquisition Corporation
Balance Sheets
June 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010

ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Prepaid expenses	-	3,746

Total Current Assets	-	3,746

Total Assets	$-	$3,746

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$1,500	$3,600

Total Current Liabilities	1,500	3,600

Total Liabilities	1,500	3,600

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	549,101	542,111
Accumulated deficit	(552,454)	(543,818)

Total Stockholders’ Equity (Deficit)	(1,500)	146

Total Liabilities and Stockholders’ Equity	$-	$3,746

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Six and Three months ended June 30, 2011 and 2010

(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	7,002	7,988	3,500	5,700
General and administrative expenses	1,634	1,048	815	215

Total operating expenses	8,636	9,036	4,315	5,915

Loss from operations	(8,636)	(9,036)	(4,315)	(5,915)

Other Income (Expense)	-	-	-	-

Loss before provision for income taxes	(8,636)	(9,036)	(4,315)	(5,915)

Provision for income taxes	-	-	-	-

Net Loss	(8,636)	(9,036)	(4,315)	(5,915)

Other Comprehensive Income	-	-	-	-

Comprehensive Loss	$(8,636)	$(9,036)	$(4,315)	$(5,915)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Six months ended June 30, 2011 and 2010

(Unaudited)
	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010

Cash Flows from Operating Activities
Net loss for the period	$(8,636)	$(9,036)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-
(Increase) Decrease in
Prepaid consulting fees	3,746	(20,000)
Increase (Decrease) in
Accounts payable - trade	(2,100)	1,500

Net cash used in operating activities	(6,990)	(27,536)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-
Repayment of loan from former officer	-	-

Net cash provided by financing activities	-	-

Increase (Decrease) in Cash	(6,990)	(27,536)

Cash at beginning of period	-	28,127

Cash at end of period	$-	$591

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
June 30, 2011 and December 31, 2010

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

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note C - Going Concern Uncertainty

The Company was originally formed for the purpose of direct marketing of certain educational materials and photography packages.  This venture was unsuccessful and all business operations were abandoned during 1992.  Since December 31, 1992, the Company has had no operations, operating assets or significant liabilities.  The Company’s current business plan is to seek an acquisition or merger with a private operating company which offers an opportunity for growth and possible appreciation of our stockholders’ investment in the then issued and outstanding common stock.  However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, if successful, that any acquisition or merger will result in the appreciation of the Company’s stockholders’ investment in the then outstanding common stock.

Because of these factors, the Company’s auditors have issued an audit opinion on the Company’s financial statements which includes a statement describing our going concern status.  This means, in the auditor’s opinion, substantial doubt about the Company’s ability to continue as a going concern exists at the date of their opinion.

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
June 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At June 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of June 30, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
June 30, 2011 and December 31, 2010

Note E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates.  The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Note F - Related Party Transactions

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement is for an unspecified period of time and was amortized through June 30, 2011.

Note G- Income Taxes

The components of income tax (benefit) expense for each of the six months ended June 30, 2011 and 2010 are as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a net operating loss carryforward of approximately $59,400 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2011	2010

Statutory rate applied to income before income taxes	$(2,900)	$(3,100)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,900	3,100

Income tax expense	$-	$-

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
June 30, 2011 and December 31, 2010

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of June 30, 2011 and December 31, 2010, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	June 30,	December 31,
	2011	2010

Deferred tax assets
Net operating loss carryforwards	$20,200	$17,300
Less valuation allowance	(20,200)	(17,300)

Net Deferred Tax Asset	$-	$-

During the six months ended June 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,900 and $9,500.

Note H - Subsequent Events

Management has evaluated all activity of the Company through July 27, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

(3)     Results of Operations

The Company had no revenue for either of the six or three month periods ended June 30, 2011 and 2010, respectively.

General and administrative expenses of approximately $8,600 and $9,000 for each of the respective six  month periods ended June 30, 2011 and 2010 were related to the maintenance of the corporate entity and maintaining compliance with the Exchange Act.

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

Earnings per share for the respective six month periods ended June 30, 2011 and 2010 were $(0.00) and $(0.00), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company acquires or commences meaningful operations.

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling shareholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement is for an unspecified period of time and was amortized through June 30, 2011.

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

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Exchange Act unless and until such time that the Company completes a reverse acquisition transaction with an operating entity.

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

(34)	will have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

(5)     Liquidity and Capital Resources

At June 30, 2011 and December 31, 2010, the Company had working capital of approximately $(1,500) and $145, respectively.  In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling shareholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement is for an unspecified period of time and was amortized through June 30, 2011.

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

Item 4 - Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (Certifying Officer), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Quarterly Report.  Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a inherent weakness in our internal controls over financial reporting due to our status as a shell corporation and having a sole officer and director.  However, our Certifying Officer believes that the financial statements included in this report fairly presents, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

(b)	Changes in Internal Controls

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults Upon Senior Securities

None

Item 4 - (Reserved and Removed)

Item 5 - Other Information

None

Item 6 - Exhibits

31.1     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101      Interactive data files pursuant to Rule 405 of Regulation S-T.*
_____________
*To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marketing Acquisition Corporation

Dated: August 8, 2011	By: /s/ Timothy P. Halter
Timothy P. Halter
Chairman, Chief Executive Officer,
Chief Financial Officer and Director