Form 10-Q
period 2011-09-30
Marketing Acquisition Corp
filed 2011-11-10
CIK 1363343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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
   November 7, 2011: 1,853,207

Transitional Small Business Disclosure Format (check one):       YES ☐  NO  ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended September 30, 2011

Part I - Financial Information
Item 1 - Financial Statements

Marketing Acquisition Corporation
Balance Sheets
September 30, 2011 and December 31, 2010

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Prepaid expenses	-	3,746

Total Current Assets	-	3,746

Total Assets	$-	$3,746

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$-	$3,600

Total Current Liabilities	-	3,600

Total Liabilities	-	3,600

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	557,236	542,111
Accumulated deficit	(559,089)	(543,818)

Total Stockholders’ Equity (Deficit)	-	146

Total Liabilities and Stockholders’ Equity	$-	$3,746

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2011 and 2010

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	9,852	15,388	2,850	7,400
General and administrative expenses	5,419	1,318	3,785	270

Total operating expenses	15,271	16,706	6,635	7,670

Loss from operations	(15,271)	(16,706)	(6,635)	(7,670)

Other Income (Expense)	-	-	-	-

Loss before provision for income taxes	(15,271)	(16,706)	(6,635)	(7,670)

Provision for income taxes	-	-	-	-

Net Loss	(15,271)	(16,706)	(6,635)	(7,670)

Other Comprehensive Income	-	-	-	-

Comprehensive Loss	$(15,271)	$(16,706)	$(6,635)	$(7,670)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Nine months ended September 30, 2011 and 2010

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010
Cash Flows from Operating Activities
Net loss for the period	$(15,271)	$(16,706)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-
(Increase) Decrease in
Prepaid consulting fees	3,746	(11,421)
Increase (Decrease) in
Accounts payable - trade	(3,600)	-

Net cash used in operating activities	(15,125)	(28,127)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital contributed to support operations	15,125	-

Net cash provided by financing activities	15,125	-

Increase (Decrease) in Cash	-	(28,127)

Cash at beginning of period	-	28,127

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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
September 30, 2011 and December 31, 2010

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2011 and December 31, 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2011 and 2010, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
September 30, 2011 and December 31, 2010

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

Note G- Income Taxes

The components of income tax (benefit) expense for each of the nine months ended September 30, 2011 and 2010 are as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a net operating loss carryforward of approximately $66,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2011	2010

Statutory rate applied to income before income taxes	$(5,200)	$(5,700)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	5,200	5,700

Income tax expense	$-	$-

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
September 30, 2011 and December 31, 2010

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of September 30, 2011 and December 31, 2010, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	September 30,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$22,400	$17,300
Less valuation allowance	(22,400)	(17,300)

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $5,100 and $9,500.

Note H - Subsequent Events

Management has evaluated all activity of the Company through November 7, 2011 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

The Company had no revenue for either of the nine or three month periods ended September 30, 2011 and 2010, respectively.

General and administrative expenses of approximately $15,300 and $16,700 for each of the respective nine  month periods ended September 30, 2011 and 2010 were related to the maintenance of the corporate entity and maintaining compliance with the Exchange Act.

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

Earnings per share for the respective nine month periods ended September 30, 2011 and 2010 were $(0.01) and $(0.01), respectively, based on the weighted-average shares issued and outstanding at the end of each respective period.

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

At September 30, 2011 and December 31, 2010, the Company had working capital of approximately $-0- and $145, respectively.  In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling shareholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement is for an unspecified period of time and was amortized through June 30, 2011.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Marketing Acquisition Corporation

Dated: November 10, 2011	By: /s/ Timothy P. Halter
Timothy P. Halter
Chairman, Chief Executive Officer,
Chief Financial Officer and Director