Form 10-K
period 2011-12-31
Marketing Acquisition Corp
filed 2012-03-29
CIK 1363343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark one)

☒   Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the fiscal year ended December 31, 2011

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
Yes  ☐ No ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).   Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes  ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of March 21, 2012 was approximately $95,135 based upon 186,539 shares held by non-affiliates and a closing market price of $0.51 per share, as listed on www.otcmarkets.com.

As of March 21, 2012, there were 1,853,207 shares of Common Stock issued and outstanding.

Marketing Acquisition Corporation
Form 10-K for the year ended December 31, 2011

Index to Contents

Page Number
Part I

Item 1	Business	3
Item 1A	Risk Factors	6
Item 1B	Unresolved Staff Comments	6
Item 2	Properties	4
Item 3	Legal Proceedings	6
Item 4	Mine Safety Disclosures	7

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6	Selected Financial Data	8
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	11
Item 8	Financial Statements and Supplementary Data	F-1
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	11
Item 9A	Controls and Procedures	12
Item 9B	Other Information	13

Part III

Item 10	Directors, Executive Officers and Corporate Governance	13
Item 11	Executive Compensation	17
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13	Certain Relationships and Related Transactions, and Director Independence	18
Item 14	Principal Accounting Fees and Services	18

Part IV

Item 15	Exhibits, Financial Statement Schedules	19

Signatures		31

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

Item 4 - Mine Safety Disclosures

None

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s securities are eligible for trading on the OTC Bulletin Board under the Commission’s Rule 15c2-11, Subsection (a)(5).  The Company’s trading symbol is MAQC.  As of the date of this report, there have been limited and sporadic trades of the Company’s securities.  The last reported trade and posted closing price of the Company’s common stock, per www.otcmarkets.com, was on January 9, 2012 for 100 shares at approximately $0.51per share.

As of March 21, 2012, there were a total of 1,853,207 shares of our common stock held by approximately 365 stockholders of record.  There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low
Fiscal year ended December 31, 2011
Quarter ended March 31, 2011	$1.01	$0.25
Quarter ended June 30, 2011	$0.25	$0.025
Quarter ended September 30, 2011	$0.025	$0.025
Quarter ended December 31, 2011	$4.50	$0.018

Fiscal year ended December 31, 2011
Quarter ended March 31, 2011	$2.75	$0.018
Quarter ended June 30, 2011	$1.14	$0.30
Quarter ended September 30, 2011	$1.01	$0.30
Quarter ended December 31, 2011	$1.01	$0.51

Fiscal year ending December 31, 2012
Quarter ending March 31, 2012 (through March 21, 2012)	$0.51	$0.51

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

Results of Operations

The Company had no revenue for either of the years ended December 31, 2011 and 2010, respectively.

General and administrative expenses for each of the years ended December 31, 2011 and 2010 were approximately $18,000 and $28,000, respectively.  These expenses were primarily related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement was for an unspecified period of time and was amortized through March 31, 2011.

Earnings per share for the respective years ended December 31, 2011 and 2010 were $(0.01) and $(0.02) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Liquidity and Capital Resources

At December 31, 2011 and 2010, respectively, the Company had working capital of $(1,500) and $146, respectively.

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

During the Company's two most recent fiscal years (ended December 31, 2009 and 2008) and from January 1, 2010 to May 4, 2010, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure.  For the years ended December 31, 2009 and 2008, and from January 1, 2010 through May 4,2010, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended December 31, 2011.  We are currently considered to be a shell company in as much as we have no current operations, revenues or employees.  Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company's bills, and (3) there is no separate audit committee.  As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2011.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Timothy P. Halter	45	President, Chief Executive Officer
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

Biographical Information

Timothy P. Halter.  Mr. Halter, age 45, has served as our sole officer and director since March 2007.  Mr. Halter is primarily responsible for implementing our  business plan.  Since 1995, Mr. Halter has been the president and the sole stockholder of Halter Financial Group, Inc., a Dallas, Texas based consulting firm specializing in the area of mergers, acquisitions and corporate finance.  In September 2005, Mr. Halter and other minority partners formed HFI.  HFI conducts no business operations.  Mr. Halter currently serves as a director of DXP Enterprises, Inc., a public corporation which provides pumping products and services to a  variety of industries(NASDAQ: DXPE), and is an officer and director of Marketing Acquisition Corp.,_SMSA Humble Acquisition  Corp., SMSA Katy Acquisition Corp. and SMSA Dallas Acquisition Corp., each a Nevada corporation.  Except for DXP Enterprises, each of the afore-referenced companies for which Mr. Halter acts as an officer and director may be deemed shell corporations.  Mr Halter is also an officer and director of WLT Brothers Holding, Inc., a private holding company.  Mr. Halter will devote as much of his time to our business affairs as he deems may be necessary to implement our business plan.

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

		Year combination
		transaction
Entity	File/CIK #	occurred

International Stem Cell Corp.	000-51891	2006
MGCC Investment Strategies, Inc.	000-50883	2006
RTO Holdings, Inc.	000-15579	2006
Zeolite Exploration Company	333-74670	2006
Athersys, Inc.	000-52108	2007
BTHC VII, Inc.	000-52123	2007
China Ritar Power Corp.	000-25901	2007
Energroup Holdings Corp.	0-32873	2007
Hong Kong Winalite Group, Inc.	333-83375	2007
Millennium Quest, Inc.	000-31619	2007
Point Acquisition Corp.	000-51527	2007
Redpoint Bio Corp.	000-51708	2007
Sutor Technology, Inc.	333-83351	2007
Fashion Tech International, Inc.	2-93231-NY	2008
Nevstar Corporation	000-21071	2008
Latin America Ventures, Inc.	000-53132	2008
Yuhe International, Inc.	333-83125	2008
BTHC VIII, Inc.	000-52232	2009
BTHC X, Inc.	000-52237	2009
SMSA El Paso II Acquisition Corp.	000-53334	2009
SMSA Palestine Acquisition Corp.	000-53343	2009
BTHC XIV, Inc.	000-52722	2010
BTHC XV, Inc.	000-52808	2010
SMSA Crane Acquisition Corp.	000-53800	2010
SMSA Gainesville Acquisition Corp.	000-53803	2010
SMSA Treemont Acquisition Corp.	000-54096	2011

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings.  Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2011, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

Involvement on Certain Material Legal Proceedings During the Past Five (5) Years

(1)No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)No bankruptcy petitions have been filed by or against any business or property of any director, officer, significant employee or consultant of the Company nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

(Remainder of this page left blank intentionally)

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy P. Halter, Principal Executive Officer	2011 2010 2009	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0
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

	Shares Beneficially Owned (1)
Name and address (2)	Number of Shares	Percentage (3)

Halter Financial Investments, L. P.	1,250,000	67.45%
12890 Hilltop Road
Argyle, TX 76226

Timothy P. Halter (4)	1,250,000	67.45%
12890 Hilltop Road
Argyle, TX 76226

Glenn A. Little	416,668	22.48%
211 West Wall Street
Midland, Texas 79701

All Directors and	1,250,000	67.45%
Executive Officers (1 person)

(1)	On March 21, 2012, there were 1,853,207 shares of our common stock outstanding and no shares of preferred stock issued and outstanding. We have no outstanding stock options or warrants.
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

(3)
In determining the percent of voting stock owned by a person on December 31, 2011 (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities,  and (b) the denominator is the total of (i) the 1,853,207 shares of common stock outstanding on December 31, 2011, and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities.  Neither the numerator nor the denominator  includes shares which may be issued upon the exercise of any other options or warrants or the conversion of any other convertible securities.

(4)
Mr. Halter is our  president  and director.  He also is a member of Halter Financial Investments GP, LLC, the general  partner of Halter Financial  Investments L.P.  Halter Financial Investments, L.P. ("HFI") is a Texas limited partnership of which Halter Financial Investments GP, LLC, a Texas limited liability company ("HFI GP"), is the sole general partner.  The limited partners of HFI are: (i) TPH Capital, LP., a Texas limited partnership of which TPH Capital GP, LLC, a Texas limited liability company ("TPH GP"), is the general partner and Timothy P. Halter is the sole member of TPH GP, (ii) Bellifield, LP, a Texas limited partnership of which Bellifield Capital Management, LLC, a Texas limited liability company ("Bellifield LLC") is the sole general partner and David Brigante is the sole member of Bellifield LLC; (iii) Colhurst Capital LP, a Texas limited partnership of which Colhurst Capital GP LLC, a Texas limited liability company ("Colhurst LLC"), is the general partner and George L. Diamond is the sole member of Colhurst LLC; and (iv) Rivergreen Capital, LLC, a Texas limited liability company ("Rivergreen LLC"), of which Marat Rosenberg is the sole member.  As a result, each of the foregoing persons may be deemed to be a beneficial owner of the shares held of record by HFI.  HFI's address is 12890 Hilltop Road, Argyle, TX 76226.

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

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

1. Audit fees
Blanchfield, Meyer, Kober & Rizzo, LLP	$8,100	$8,100
S. W. Hatfield, CPA	-	2,250
2. Audit-related fees	-	-
3. Tax fees	-	235
4. All other fees	-	-

Totals	$8,100	$10,585

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with Blanchfield, Meyer, Kober & Rizzo, LLP maintaining its independence and have determined that these services do not compromise their independence.

Financial Information System Design and Implementation: Neither Blanchfield, Meyer, Kober & Rizzo, LLP or S. W. Hatfield, CPA charged Company any fees for financial information system design and implementation fees.

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

The Company’s principal accountant, Blanchfield, Meyer, Kober & Rizzo, LLP, did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

Exhibit
Number

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

(Financial statements follow on next page)

Marketing Acquisition Corporation

Contents

Page

Report of Registered Independent Certified Public Accounting Firm	F-2

Financial Statements
Balance Sheets
as of December 31, 2011 and 2010	F-3

Statements of Operations and Comprehensive Loss
for the years ended December 31, 2011 and 2010	F-4

Statement of Changes in Shareholders' Equity
for the years ended December 31, 2011 and 2010	F-5

Statements of Cash Flows
for the years ended December 31, 2011 and 2010	F-6

Notes to Financial Statements	F-7

Blanchfield, Meyer, Kober & Rizzo, LLP
Certified Public Accountants

1200 Veterans Memorial Hwy, Suite 350
Hauppauge, New York 11788

T 631 293-5000
F 631 234-4272
www.bmkr.com

Bruce A. Meyer, CPA/PFS
Thomas G. Kober, CPA
Alfred M. Rizzo, CPA
Joseph Mortimer, CPA

Charles W. Blanchfield, CPA (Retired)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Marketing Acquisition Corporation

We have audited the accompanying balance sheets of Marketing Acquistion Corporation, as of December 31, 2011 and 2010 and the related statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two year period ended December 31, 2011. Marketing Acquistion Corporation management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marketing Acquistion Corporation as of December 31, 2011 and December 31, 2010 and the results of its operations and its cash flows for each of the years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C, to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Blanchfield, Meyer, Kober Rizzo LLP

Hauppauge, New York
March 25, 2012

Member American Institute of Certified Public Accountants
Member Public Company Accounting Oversight Board

Marketing Acquisition Corporation
Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Prepaid expenses	-	3,746

Total Current Assets	-	3,746

Total Assets	$-	$3,746

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$1,500	$3,600

Total Current Liabilities	1,500	3,600

Long-Term Liabilities	-	-

Total Liabilities	1,500	3,600

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	558,621	542,111
Accumulated deficit	(561,974)	(543,818)

Total Stockholders’ Equity (Deficit)	(1,500)	146

Total Liabilities and Stockholders’ Equity	$-	$3,746
-
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Years ended December 31, 2011 and 2010

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Revenues	$-	$-

Expenses
Professional fees	12,577	26,388
General and administrative expenses	5,579	1,593
Total Expenses	18,156	27,981

Income (Loss) from operations	(18,156)	(27,981)

Other Income (Expense)
Interest expense	-	-

Income (Loss) before provision for income taxes	(18,156)	(27,981)

Provision for income taxes	-	-

Net Loss	(18,156)	(27,981)

Other Comprehensive Income	-	-

Comprehensive Loss	$(18,156)	$(27,981)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.01)	$(0.02)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statement of Changes in Stockholders’ Equity
Years ended December 31, 2011 and 2010

			Additional
	Common Stock		paid-in	Accumulated
	Shares	Amount	capital	deficit	Total
Balances at
January 1, 2010	1,853,207	$1,853	$542,111	$(515,837)	$28,127

Net loss for the year	-	-	-	(27,981)	(27,981)

Balances at
December 31, 2010	1,853,207	1,853	542,111	(543,818)	146

Capital contributed to
support operations	-	-	16,510	-	16,510

Net loss for the year	-	-	-	(18,156)	(18,156)

Balances at
December 31, 2011	1,853,207	$1,853	$558,621	$(561,974)	$(1,500)

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Years ended December 31, 2011 and 2010

	Year ended	Year ended
	December 31,	December 31,
	2011	2010
Cash Flows from Operating Activities
Net income (loss) for the period	$(18,156)	$(27,981)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-
(Increase) Decrease in
Prepaid expenses	3,746	(3,746)
Increase (Decrease) in
Accounts payable - trade	(2,100)	3,600

Net cash used in operating activities	(16,510)	(28,127)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital contributed to support operations	16,510	-
Proceeds from sale of common stock	-	-
Repayment of loan from former officer	-	-

Net cash provided by financing activities	16,510	-

Increase (Decrease) in Cash	-	(28,127)

Cash at beginning of period	-	28,127

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
December 31, 2011 and 2010

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
December 31, 2011 and 2010

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

The Company files income tax returns in the United States of America and various states, as appropriate and applicable.  Pursuant to the applicable Statutes, the Company is no longer subject to U.S. federal, state and local, as applicable, income tax examinations by regulatory taxing authorities for any period prior to January 1, 2009.  The Company does not anticipate any examinations of returns filed for periods ending after December 31, 2008.

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note D - Summary of Significant Accounting Policies

2.	Income Taxes - continued

The Company uses the asset and liability method of accounting for income taxes.  At December 31, 2011 and 2010, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of December 31, 2011 and 2010, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note F - Related Party Transactions

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement was for an unspecified period of time and was amortized through March 31, 2011.

Note G- Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2011 and 2010 are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a net operating loss carryforward of approximately $69,000 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2011 and 2010, respectively, differed from the statutory federal rate of 34 percent as follows:

	Year ended	Year ended
	December 31,	December 31,
	2011	2010

Statutory rate applied to income before income taxes	$(6,200)	$(9,500)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	6,200	9,500

Income tax expense	$-	$-

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of December 31, 2011 and 2010, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets
Net operating loss carryforwards	$23,400	$17,200
Less valuation allowance	(23,400)	(17,200)

Net Deferred Tax Asset	$-	$-

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
December 31, 2011 and 2010

Note G- Income Taxes - Continued

During the years ended December 31, 2011 and 2010, respectively, the valuation allowance for the deferred tax asset increased by approximately $6,200 and $9,500.

Note H - Subsequent Events

Management has evaluated all activity of the Company through March 25, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

(Remainder of this page left blank intentionally)

(Signatures follow on next page)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Marketing Acquisition Corporation

Dated: March 25, 2012	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 25, 2012	/s/ Timothy P. Halter
Timothy P. Halter
President, Chief Executive Officer
Chief Financial Officer and Director