Form 10-Q
period 2012-03-31
Marketing Acquisition Corp
filed 2012-05-11
CIK 1363343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

(972) 233-0300
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:May 1, 2012: 1,853,207

Transitional Small Business Disclosure Format (check one):       YES ☐  NO  ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended March 31, 2012

Part I
Item 1 - Financial Statements

Marketing Acquisition Corporation
Balance Sheets
March 31, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$-	$-
Prepaid expenses	-	-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$-	$1,500

Total Current Liabilities	-	1,500

Long-Term Liabilities	-	-

Total Liabilities	-	1,500

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	567,890	558,621
Accumulated deficit	(569,743)	(561,974)

Total Stockholders’ Equity (Deficit)	-	(1,500)

Total Liabilities and Stockholders’ Equity	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Three months ended March 31, 2012 and 2011

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Revenues	$-	$-

Expenses
Professional fees	6,880	3,503
General and administrative expenses	889	819
Total Expenses	7,769	4,322

Income (Loss) from operations	(7,769)	(4,322)

Other Income (Expense)
Interest expense	-	-

Income (Loss) before provision for income taxes	(7,769)	(4,322)

Provision for income taxes	-	-

Net Loss	(7,769)	(4,322)

Other Comprehensive Income	-	-

Comprehensive Loss	$(7,769)	$(4,322)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.00)	$(0.00)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Three months ended March 31, 2012 and 2011

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011
Cash Flows from Operating Activities
Net income (loss) for the period	$(7,769)	$(4,322)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-
(Increase) Decrease in
Prepaid expenses	-	3,022
Increase (Decrease) in
Accounts payable - trade	(1,500)	1,300

Net cash used in operating activities	(9,269)	-

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital contributed to support operations	9,269	-
Proceeds from sale of common stock	-	-
Repayment of loan from former officer	-	-

Net cash provided by financing activities	9,269	-

Increase (Decrease) in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
March 31, 2012 and December 31, 2011

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-K containing the Company’s financial statements for the year ended December 31, 2011.  The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-Q, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented.  The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2012.

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

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
March 31, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At March 31, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of March 31, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
March 31, 2012 and December 31, 2011

Note F - Related Party Transactions

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement was for an unspecified period of time and was amortized through March 31, 2011.

Note G- Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2012 and 2011 are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Federal:
Current	$-	$-
Deferred	-	-
	-	-
State:
Current	-	-
Deferred	-	-
	-	-

Total	$-	$-

The Company has a net operating loss carryforward of approximately $76,700 for Federal income tax purposes.  The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2012	2011

Statutory rate applied to income before income taxes	$(2,600)	$(1,500)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	2,600	1,500

Income tax expense	$-	$-

(Remainder of this page left blank intentionally)

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
March 31, 2012 and December 31, 2011

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of March 31, 2012 and December 31, 2011, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	March 31,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$26,000	$23,400
Less valuation allowance	(26,000)	(23,400)

Net Deferred Tax Asset	$-	$-

During the three months ended March 31, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $2,600 and $6,200.

Note H - Subsequent Events

Management has evaluated all activity of the Company through May 10, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2012 or 2011, respectively.

General and administrative expenses for each of the three month periods ended March 31, 2012 and 2011, respectively, were approximately $7,800 and $4,300.  These expenses were primarily related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement was for an unspecified period of time and was amortized through March 31, 2011.

Earnings per share for the respective three month periods ended March 31, 2012 and 2011 were $(0.00) and $(0.00) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, respectively, the Company had working capital of $-0- and $(1,500), respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Marketing Acquisition Corporation

Dated: May 11, 2012	By: /s/ Timothy P. Halter
Timothy P. Halter
Chairman, Chief Executive Officer,
Chief Financial Officer and Director