Form 10-Q
period 2012-09-30
Marketing Acquisition Corp
filed 2012-11-01
CIK 1363343

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

Form 10-Q

(Mark one)
☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:October 29, 2012: 1,853,207

Transitional Small Business Disclosure Format (check one):       YES ☐  NO  ☒

Marketing Acquisition Corporation

Form 10-Q for the Quarter ended September 30, 2012

Part I
Item 1 - Financial Statements

Marketing Acquisition Corporation
Balance Sheets
September 30, 2012 and December 31, 2011

	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS
Current Assets
Cash on hand and in bank	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable - trade	$-	$1,500

Total Current Liabilities	-	1,500

Long-Term Liabilities	-	-

Total Liabilities	-	1,500

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock - $0.001 par value.
50,000,000 shares authorized
None issued and outstanding	-	-
Common stock - $0.001 par value.
100,000,000 shares authorized.
1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	578,470	558,621
Accumulated deficit	(580,323)	(561,974)

Total Stockholders’ Equity (Deficit)	-	(1,500)

Total Liabilities and Stockholders’ Equity	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Operations and Comprehensive Loss
Nine and Three months ended September 30, 2012 and 2011

(Unaudited)

	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Revenues	$-	$-	$-	$-

Operating Expenses
Professional fees	12,540	9,852	2,675	2,850
General and administrative expenses	5,809	5,419	4,660	3,785

Total operating expenses	18,349	15,271	7,335	6,635

Loss from operations	(18,349)	(15,271)	(7,335)	(6,635)

Other Income (Expense)	-	-	-	-

Loss before provision for income taxes	(18,349)	(15,271)	(7,335)	(6,635)

Provision for income taxes	-	-	-	-

Net Loss	(18,349)	(15,271)	(7,335)	(6,635)

Other Comprehensive Income	-	-	-	-

Comprehensive Loss	$(18,349)	$(15,271)	$(7,335)	$(6,635)

Earnings per share of common stock
outstanding computed on net loss -
basic and fully diluted	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted-average number of shares
outstanding - basic and fully diluted	1,853,207	1,853,207	1,853,207	1,853,207

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Statements of Cash Flows
Nine months ended September 30, 2012 and 2011

(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011
Cash Flows from Operating Activities
Net loss for the period	$(18,349)	$(15,271)
Adjustments to reconcile net loss
to net cash provided by operating activities
Depreciation and amortization	-	-
(Increase) Decrease in
Prepaid consulting fees	-	3,746
Increase (Decrease) in
Accounts payable - trade	(1,500)	(3,600)
Net cash used in operating activities	(19,849)	(15,125)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Capital contributed to support operations	19,849	15,125

Net cash provided by financing activities	19,849	15,125

Increase (Decrease) in Cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$-	$-

Supplemental Disclosure of Interest and Income Taxes Paid
Interest paid for the year	$-	$-
Income taxes paid for the year	$-	$-

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

Marketing Acquisition Corporation
Notes to Financial Statements
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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
September 30, 2012 and December 31, 2011

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

The Company uses the asset and liability method of accounting for income taxes.  At September 30, 2012 and December 31, 2011, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.  Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

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

As of September 30, 2012 and 2011, respectively, the Company had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.

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
September 30, 2012 and December 31, 2011

Note F - Related Party Transactions

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement was for an unspecified period of time and was amortized through March 31, 2011.

Note G- Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 2012 and 2011 are as follows:

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

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 2012 and 2011, respectively, differed from the statutory federal rate of 34 percent as follows:

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2012	2011

Statutory rate applied to income before income taxes	$(6,300)	$(5,200)
Increase (decrease) in income taxes resulting from:
State income taxes	-	-
Other, including reserve for deferred tax asset
and application of net operating loss carryforward	6,300	5,200

Income tax expense	$-	$-

(Remainder of this page left blank intentionally)

Marketing Acquisition Corporation
Notes to Financial Statements - Continued
September 30, 2012 and December 31, 2011

Note G - Income Taxes - Continued

Temporary differences, which consist principally of net operating loss carryforwards, statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and/or liabilities, as appropriate.  As of September 30, 2012 and December 31, 2011, respectively, after giving effect to the March 2007 change in control, the deferred tax asset is as follows:

	September 30,	December 31,
	2012	2011
Deferred tax assets
Net operating loss carryforwards	$29,700	$23,400
Less valuation allowance	(29,700)	(23,400)

Net Deferred Tax Asset	$-	$-

During the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively, the valuation allowance for the deferred tax asset increased by approximately $6,300 and $6,200.

Note H - Subsequent Events

Management has evaluated all activity of the Company through October 29, 2012 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to financial statements.

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

Results of Operations

The Company had no revenue for either of the nine month periods ended September 30, 2012 or 2011, respectively.

General overhead expenses for each of the nine month periods ended September 30, 2012 and 2011, respectively, were approximately $18,300 and $15,300.  These expenses were primarily related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

In June 2010, the Company paid Halter Financial Group, LP, an entity affiliated with the Company’s controlling stockholder and controlled by the Company’s sole officer and director, the sum of $23,000 for management and consulting services.  The agreement was for an unspecified period of time and was amortized through March 31, 2011.

Earnings per share for the respective nine month periods ended September 30, 2012 and 2011 were $(0.01) and $(0.01) based on the weighted-average shares issued and outstanding at the end of each respective period.

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

Liquidity and Capital Resources

At September 30, 2012 and December 31, 2011, respectively, the Company had working capital of $-0- and $(1,500), respectively.

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

There were no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

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

Marketing Acquisition Corporation

Dated: November 1, 2012	By: /s/ Timothy P. Halter
Timothy P. Halter
Chairman, Chief Executive Officer,
Chief Financial Officer and Director