Form 10-K
period 2012-12-31
USA Zhimingde International Group Corp
filed 2013-03-29
CIK 1363343

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 0-52072

USA Zhimingde International Group Corporation

 (Exact name of registrant as specified in its charter)

Nevada	62-1299374
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

225 Broadway, Suite 910, New York, NY 10007

(Address of principal executive offices)

(212) 608-8858

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files). Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):Yes ☒   No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2012, was approximately $200,503 based upon 165,705 shares held by non-affiliates and a closing market price of $1.21 per share, as listed on www.otcmarkets.com.

As of March 28, 2013, there were 1,853,207 shares of Common Stock issued and outstanding.

USA Zhimingde International Group Corporation

Form 10-K for the year ended December 31, 2012

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

PART I

Item 1 - Business

General

USA Zhimingde International Group Corporation (formerly, Marketing Acquisition Corporation, the “Company”) was originally incorporated on July 26, 1990 in accordance with the laws of the State of Florida as Marketing Educational Corp. As used in this report, the terms “company”, “we”, “us”, and “our” refer to USA Zhimingde International Group Corporation.

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

The Company has had no operations since 1992 and is currently a “shell company” as defined in Rule 405 under the Securities Act of 1933 (“Securities Act”) and Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”). We are defined as a shell company because we have no operations and no or nominal assets.

On December 7, 2012, USA Zhimingde International Group Inc., a New Jersey corporation (“Zhimingde Inc.”) purchased 1,687,502 shares of common stock, par value $0.001 per share, of the Company from Halter Financial Investments, L.P. (“HFI”), Glenn A. Little (“Little”) and The Halter Group, Inc. pursuant to Securities Purchase Agreement (“SPA” and the transaction contemplated therein as “Purchase”). The 1,687,502 shares represent approximately 91% of all of the issued and outstanding common stock of the Company. Following the Purchase, Zhimingde owned approximately 91% of the voting securities of the Company. The Purchase has resulted in a change in control of the Company. As a result, the Company changed its name to USA Zhimingde International Group Corporation effective on February 4, 2013.

Business Plan

Our current business plan is to identify one or more privately-held operating companies by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or acquisition transaction, the stockholders of the private company would hold a majority of the issued and outstanding shares of the Company.

We have no capital and must depend on Zhimingde Inc, our controlling stockholder, to provide us with the necessary funds to implement our business plan.

Our management consists of only one person. Zhongquan Zou, our president and sole director. Mr. Zou is primarily responsible for conducting our day-to-day operations and is responsible for implementing our business plan. We will rely solely on the judgment of Mr. Zou when selecting a target company. Mr. Zou will only devote as much of his time as he deems necessary to assist us with the implementation of our business plan. Mr. Zou has not entered into a written employment or consulting agreement with us and he is not expected to do so. The loss of the services of Mr. Zou would adversely affect our ability to implement our business plan.

Neither we, or anyone acting on our behalf, have had any substantial discussions, formal or otherwise, with respect to a possible business combination or acquisition. We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any combination or acquisition, if they occur, will be on terms that are favorable to us or our current stockholders.

Although we do not propose to restrict our search for a candidate to any particular geographical area or industry, we may combine with one or more entities Mr. Zou owns or businesses these entities relate to.

In conjunction with completion of a business combination, we anticipate that we will issue an amount of our authorized but unissued common stock that will represent a significant majority of the voting power and equity of our Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in us and thereby reducing the ownership interest of our current stockholders. We may also issue preferred stock to the stockholders of a target company. Holders of preferred stock may have rights, preferences and privileges senior to those of our existing holders of common stock. As a condition of the business combination, Zhimingde Inc., our majority stockholder, may agree to sell or transfer all or a portion of the common stock it owns to provide the target company with majority control. The resulting change in control will likely result in the change of our present officer and appointment of new director(s).

We may effectuate a business combination with a target whose business operations, headquarters, place of formation or primary place of business are located outside the United States of America. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, we may encounter ongoing business risks associated with uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

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

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than Zhimingde Inc. our majority stockholder) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction. Generally, equity securities may be issued in a stock exchange, direct stock purchase for cash or property or in a reverse triangle merger, that is the merger of a target business into a subsidiary of the company, without approval of the stockholders of the company. Statutory mergers, that is the merger of a target company directly into the company, typically requires stockholder approval in accordance with the applicable state laws; however, it is anticipated that such a structure will not be used to effect a combination transaction with an operating business. If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

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

The analysis of business opportunities will be undertaken by or under the supervision of Zhongquan Zou. Although we have not set or determined any criteria for the target business other than that it is an existing operating business, in analyzing potential merger candidates, we will likely consider, among other things, the following factors:

*	Potential for future earnings and appreciation of value of securities;
*	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;

*	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ;
*	Historical results of operations;
*	Liquidity and availability of capital resources;
*	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
*	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
*	Amount of debt and contingent liabilities; and
*	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. We will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and our dependence on Mr. Zou, we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

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

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission (the “SEC”) upon consummation of the business combination.

As part of our investigation, Zhongquan Zou may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain provided information, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial and management resources.

Zhongquan Zou is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. Mr. Zou is engaged in several other business endeavors and is not obligated to contribute any specific number of hours to our affairs. If his other business affairs require him to devote more substantial amounts of time to such interests, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. Mr. Zou has not devoted any significant time or services to our business operations as of the date of this filing.

To implement our business plan we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by Mr. Zou and their fees may be advanced by Zhimingde Inc. We anticipate that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to us.

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

Employees

We have no employees. Our President and sole director, Zhongquan Zou, will be responsible for managing our administrative affairs, including our reporting obligations pursuant to the requirements of the Exchange Act. It is anticipated that Zhimingde Inc. or Mr. Zou may engage consultants, attorneys and accountants as necessary for us to conduct our business operations and to implement and successfully complete our business plan. We do not anticipate employing any full-time employees until we have achieved our business purpose.

Item 1A - Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 1B - Unresolved Staff Comments

None

Item 2 - Properties

The Company currently maintains a mailing address at 225 Broadway, Suite 910, New York, NY 10007. The Company’s telephone number there is 212 608 8858. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

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

Item 4 - Mine Safety Disclosures

None

PART II

Item 5 - Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s securities are eligible for trading on the OTC Bulletin Board under the Commission’s Rule 15c2-11, Subsection (a)(5). The Company’s trading symbol is ZMDC. As of the date of this report, there have been limited and sporadic trades of the Company’s securities. The last reported trade and posted closing price of the Company’s common stock, per www.otcmarkets.com, was for 100 shares at approximately $1.08 per share on March 7, 2013.

As of March 20, 2013, there were a total of 1,853,207 shares of our common stock held by approximately 362 stockholders of record. There are no shares of our preferred stock outstanding at the date of this report.

The following table sets forth the quarterly average high and low closing bid prices per share for the Common Stock:

	High	Low

Fiscal year ended December 31, 2011
Quarter ended March 31, 2011	$2.75	$0.018
Quarter ended June 30, 2011	$1.14	$0.30
Quarter ended September 30, 2011	$1.01	$0.30
Quarter ended December 31, 2011	$1.01	$0.51

Fiscal year ended December 31, 2012
Quarter ended March 31, 2012	$0.51	$0.51
Quarter ended June 30, 2012	$0.51	$0.51
Quarter ended September 30, 2012	$1.21	$0.51
Quarter ended December 31, 2012	$1.35	$0.51

Fiscal year ending December 31, 2012
Period ending March 31, 2013 (through March 20, 2013)	$1.35	$0.95

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

Pursuant to our Articles of Incorporation, our board has the authority, without further stockholder approval, to provide for the issuance of up to 50,000,000 shares of our preferred stock in one or more series and to determine the dividend rights, conversion rights, voting rights, rights in terms of redemption, liquidation preferences, the number of shares constituting any such series and the designation of such series. Our Board has the power to afford preferences, powers and rights (including voting rights) to the holders of any preferred stock preferences, such rights and preferences being senior to the rights of holders of common stock. No shares of our preferred stock are currently outstanding. Although we have no present intention to issue any shares of preferred stock, the issuance of shares of preferred stock, or the issuance of rights to purchase such shares, may have the effect of delaying, deferring or preventing a change in control of our company.

Restricted Securities

We currently have 1,853,207 outstanding shares which may be deemed restricted securities as defined in Rule 144. We do not intend to issue any securities prior to consummating a reverse merger transaction. The securities we issue in a merger transaction will most likely be restricted securities.

Generally, restricted securities can be resold under Rule 144 once they have been held for the required statutory period, provided that the securities satisfy the current public information requirements of the Rule.

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

Reports to Stockholders

We file annual, quarterly and current reports with the SEC. The public may read and copy any materials filed with the SEC at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov. You may also get access to these information on our corporate website at www.zmdstock.com.

Item 6 - Selected Financial Data

Not applicable

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Caution Regarding Forward-Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

On December 7, 2012, Zhimingde purchased 1,687,502 shares of common stock, par value $0.001 per share, of the Company from HFI, Little and The Halter Group, Inc. pursuant to the SPA. The 1,687,502 shares represent approximately 91% of all of the issued and outstanding common stock of the Company. Following the transaction, Zhimingde owned approximately 91% of the voting securities of the Company. The transaction has resulted in a change in control of the Company. As a result, the Company changed its name to USA Zhimingde International Group Corporation effective on February 4, 2013.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

Results of Operations

The Company had no revenue for either of the years ended December 31, 2012 and 2011, respectively.

General and administrative and professional fees expenses for the years ended December 31, 2012 and 2011 aggregated approximately $35,000 and $18,000, respectively. These expenses were primarily related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

Earnings per share for the respective years ended December 31, 2012 and 2011 were $(0.02) and $(0.01) based on the weighted-average shares outstanding at the end of each respective period.

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

Management

The Company is a shell company, and currently has no full-time employees. Zhongquan Zou is the Company’s sole officer, director, and beneficial owner of Zhimingde Inc, the controlling stockholder. All references herein to management of the Company are to Mr. Zou. Mr. Zou, as President of the Company, has agreed to allocate a limited portion of his time to the activities of the Company without compensation.

 The amount of time spent by Mr. Zou on the activities of the Company is not predictable. Such time may vary widely from an extensive amount when reviewing a target company to an essentially quiet time when activities of management focus elsewhere, or some amount in between. It is impossible to predict with any precision the exact amount of time Mr. Zou will actually be required to spend to locate a suitable target company. Mr. Zou estimates that the business plan of the Company can be implemented by devoting less than 4 hours per month but such figure cannot be stated with precision.

Liquidity and Capital Resources

At December 31, 2012 and 2011, respectively, the Company had working capital of ($13,000) and ($1,500), respectively.

The Company’s ultimate existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis. Further, the Company faces considerable risk in its business plan and a potential shortfall of funding due to our inability to raise capital in the equity securities market. If no additional operating capital is received during the next twelve months, the Company will be forced to continue to rely on capital contributions by management and/or significant stockholders.

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

In the event that insufficient working capital to maintain the corporate entity and implement our business plan is not available, the Company’s majority stockholder intends to maintain the corporate status of the Company and provide all necessary working capital support on the Company’s behalf. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

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

Item 7 – Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8 - Financial Statements and Supplementary Data

The required financial statements begin on page F-1 of this document.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures. Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to a material weakness in our controls described below. However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the year ended December 31, 2012. We are currently considered to be a shell company in as much as we have no current operations, revenues or employees. Because we have only one officer and director, the Company’s internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company’s bills, and (3) there is no separate audit committee. As a result, the Company’s internal controls have a material weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of December 31, 2012.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, pursuant to the current appropriate laws and regulations.

Changes in Internal Control over Financial Reporting. Except the change of majority ownership and resulting change of management discussed in Item 1 herein, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Item 9B - Other Information

None

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

The directors and executive officers serving the Company are as follows:

Name	Age	Position Held and Tenure
Zhongquan Zou	45	President, Chief Executive Officer, Chief Financial Officer and Director

The director named above will serve until the next annual meeting of stockholders or until their successors are duly elected and have qualified. Directors are elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between Mr. Zou or any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect directors to our board. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. Our board of directors does not have any committees at this time.

The directors and officers will devote their time to the Company’s affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than four (4) hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Zhongquan Zou.    Mr. Zou is the founder of Beijing Zhimingde Technology Co. Ltd. and its affiliates, which are primarily engaged in the manufacture, marketing and distribution of certain herbal products in China. He has been the Chairman and President of Beijing Zhimingde Technology Co. Ltd. since 2008, the Chairman and President of ZMD Bio-engineering (HK) Group, a corporation incorporated under the laws of Hong Kong since 2008, the Chairman and President of ZMD Science and Technology Company Limited, a company incorporated under the laws of Hong Kong since 2008, and the Chairman and President of US Zhimingde International Group, LLC, a New York entity since 2010. Mr. Zou was the Chairman and General Manager of Jilin Yanbian Pharmaceutical Co. Ltd. since 1999. Mr. Zou has been Vice President of Health Care Association of China since 2008, Vice President of Medicine Quality Management Association of China since 2009, Member of National Committee of the Chinese People’s Political Consultative Conference of Korean Autonomous Prefecture of Yanbian since 2010, Party Member of China Democratic National Construction Association since 2011, and Member of Beijing Federation of Industry and Commerce since 2011. Mr. Zou obtained a graduate degree in business management from Jinlin University in 1997.

Indemnification of Officers and Directors.

We have the authority under the Nevada General Corporation Law to indemnify our directors and officers to the extent provided for in such statute. Set forth below is a discussion of Nevada law regarding indemnification which we believe discloses the material aspects of such law on this subject. The Nevada law provides, in part, that a corporation may indemnify a director or officer or other person who was, is or is threatened to be made a named defendant or respondent in a proceeding because such person is or was a director, officer, employee or agent of the corporation, if it is determined that such person:

*	conducted himself in good faith;
*	reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation’s best interest and, in all other cases, that his conduct was at least not opposed to the corporation’s best interests; and
*	in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

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

Our Articles of Incorporation provides that none of our directors shall be personally liable to us or our stockholders for monetary damages for an act or omission in such directors’ capacity as a director; provided, however, that the liability of such director is not limited to the extent that such director is found liable for (a) a breach of the directors’ duty of loyalty to us or our stockholders, (b) an act or omission not in good faith that constitutes a breach of duty of the director to us or an act or omission that involves intentional misconduct or a knowing violation of the law, (c) a transaction from which the director received an improper benefit, whether or not the benefit resulted from an action taken within the scope of the director’s office, or (d) an act or omission for which the liability of the director is expressly provided under Nevada law. Limitations on liability provided for in our Articles of Incorporation do not restrict the availability of non-monetary remedies and do not affect a director’s responsibility under any other law, such as the federal securities laws or state or federal environmental laws.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Commission and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2012, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

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

The officer, director and principal stockholder of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company’s officer, director and principal stockholder made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to the Company’s sole officer and director to acquire his shares creates a conflict of interest for him, and may compromise his fiduciary duties to the Company’s other stockholders. In making any such sale, the Company’s sole officer and director may consider his own personal pecuniary benefit rather than the best interests of the Company and the Company’s other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by Company management.

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

Item 11 - Executive Compensation

The current management and oversight of the Company requires an estimated less than four (4) hours per month. As the Company’s sole officer and director is engaged in other full-time income producing activities, the Company’s sole officer or director has received any compensation from the Company. In future periods, subsequent to the consummation of a business combination transaction, the Company anticipates that it will pay compensation to its officer(s) and/or director(s).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Timothy Halter Former Principal Executive Officer and Principal Financial Officer (1)	2012 2011	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

Zhongquan Zou, Principal Executive Officer and Principal Financial Officer	2012 2011	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-	$-0- $-0-

(1) Mr. Timothy Halter resigned from his positions as President, Chief Executive Officer and Chief Financial Officer of the Company on December 7, 2012 in connection with closing of the Purchase.

Director Compensation

Neither Timothy P. Halter or Mr. Zou received any compensation to serve on the board of directors of the Company.

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

Name and address	Number of Shares	Percentage

Zhongquan Zou	1,687,502	91%
All directors and officers as a group (one person)	1,687,502	91%

(1) Zhongquan Zou is the sole director of USA Zhimingde International Group Inc. and thus may be deemed as the beneficial owner of the shares owned by USA Zhimingde International Group Inc.

Changes in Control

There are currently no arrangements which may result in a change in control of the Company.

Item 13 - Certain Relationships and Related Transactions, and Director Independence

The Company currently maintains a mailing address at 225 Broadway, Suite 910, New York, NY 10007. The Company’s telephone number there is 212-608-8858. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

Item 14 - Principal Accounting Fees and Services

On March 7, 2013, we engaged Marcum LLP to serve as our independent registered public accountants. Prior to this date, Blanchfield, Meyer, Kober & Rizzo, LLP served as our independent registered public accountants. During the years ended December 31, 2012 and 2011, we were billed or expect to be billed by our independent registered public accounting firm the following fees:

	Year ended December 31,	Year ended December 31,
	2012	2011

1. Audit fees
Marcum LLP	$15,000	$—
Blanchfield, Meyer, Kober & Rizzo, LLP	4,500	8,100
2. Audit-related fees	—	—
3. Tax fees	2,000	—
4. All other fees	—	—

Totals	$21,500	$8,100

(1)	Audit fees principally include those for services related to the annual audit of the consolidated financials statements, SEC registration statements and other filings and consultation on accounting matters.
(2)	Audit-related fees principally include assurance and related services that were reasonably related to the performance of our independent registered public accounting firm’s assurance and review of the financial statements and not reported under the caption “Audit Fees.”
(3)	Tax fees principally include services for federal, state and international tax compliance, tax planning and tax consultation, but excluding tax services rendered in connection with the audit.
(4)	Our independent registered public accounting firm did not perform any services for us other than those described above.

We have considered whether the provision of any non-audit services, currently or in the future, is compatible with Marcum LLP and Blanchfield, Meyer, Kober & Rizzo, LLP maintaining its independence and have determined that these services do not compromise their independence.

The audit and tax fees expected to be billed by Marcum LLP aggregated $17,000 for the year-ended December 31, 2012. In accordance with AICPA TPA 5290.05, such fees were not included as a component of general and administrative expenses in the accompanying financial statements for the year ended December 31, 2012 since such services were not rendered as of year-end.

PART IV

Item 15 - Exhibits, Financial Statement Schedules

Exhibit Number

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Extension Presentation Linkbase Document

 ** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2013	USA Zhimingde International Group Corporation

/s/Zhongquan Zou
Title: Chief Executive Officer and Chief Financial Officer (principal executive officer, principal financial officer and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated.

Dated: March 29, 2013	/s/Zhongquan Zou
Title: Director

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

USA Zhimingde International Group Corporation

We have audited the accompanying balance sheets of USA Zhimingde International Group Corporation (the “Company”) (formerly known as Marketing Acquisition Corporation, Inc.) as of December 31, 2012, and the related statement of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Zhimingde International Group Corporation, as of December 31, 2012, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note B to the financial statements, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 29, 2013

Blanchfield, Meyer, Kober & Rizzo, LLP
Certified Public Accountants
T 631 293-5000
1200 Veterans Memorial Hwy, Suite 350	F 631 234-4272
Hauppauge, New York 11788	www.bmkr.com

Bruce A. Meyer, CPA/PFS	Charles W. Blanchfield, CPA (Retired)
Thomas G. Kober, CPA
Alfred M. Rizzo, CPA
Joseph Mortimer, CPA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

USA Zhimingde International Group Corporation, formerly Marketing Acquisition Corporation

We have audited the accompanying balance sheet of USA Zhimingde International Group Corporation (formerly Marketing Acquisition Corporation), as of December 31, 2011 and the related statements of income, changes in the stockholders’ deficiency and cash flows for the year ended December 31, 2011. USA Zhimingde International Group Corporation management is responsible for these financial statements. Our responsibility is to express the opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Zhimingde International Group Corporation as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B, to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Blanchfield, Meyer, Kober & Rizzo, LLP

Hauppauge, New York

March 29, 2013

Member American Institute of Certified Public Accountants

Member Public Company Accounting Oversight Board

USA ZHIMINGDE INTERNATIONAL
GROUP CORPORATION

BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

	2012	2011

Assets

Current Assets
Cash	$—	$—

Total Assets	$—	$—

Liabilities and Stockholders’ Deficiency

Current Liabilities
Accounts payable	$—	$1,500
Accrued expenses	13,000	—

Total Liabilities	13,000	1,500

Commitments and Contingencies

Stockholders’ Deficiency
Preferred stock - $0.001 par value; 50,000,000 shares authorized; None issued and outstanding	—	—
Common stock $0.001 par value; 100,000,000 shares authorized; 1,853.207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	582,233	558,621
Accumulated deficit	(597,086)	(561,974)

Total Stockholders’ Deficiency	(13,000)	(1,500)

Total Liabilities and Stockholders’ Deficiency	$—	$—

USA ZHIMINGDE INTERNATIONAL
GROUP CORPORATION

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenues	$—	$—

Operating Expenses
Professional fees	28,965	12,577
General and administrative expenses	6,147	5,579

Total Operating Expenses	35,112	18,156

Loss from Operations	(35,112)	(18,156)

Net Loss	$(35,112)	$(18,156)

Basic and Diluted Net Loss Per Share	$(0.02)	$(0.01)

Weighted-Average Number of Shares Outstanding - Basic and Diluted	1,853,207	1,853,207

USA ZHIMINGDE INTERNATIONAL
GROUP CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2011	—	$—	1,853,207	$1,853	$542,111	$(543,818)	$146

Capital contributed to support operations	—	—	—	—	16,510	—	16,510

Net loss	—	—	—	—	—	(18,156)	(18,156)

Balance - December 31, 2011	—	—	1,853,207	1,853	558,621	(561,974)	(1,500)

Capital contributed to support operations	—	—	—	—	23,612	—	23,612

Net loss	—	—	—	—	—	(35,112)	(35,112)

Balance - December 31, 2012	—	$—	1,853,207	$1,853	$582,233	$(597,086)	$(13,000)

USA ZHIMINGDE INTERNATIONAL
GROUP CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
Cash Flows from Operating Activities
Net loss	$(35,112)	$(18,156)
Adjustments to reconcile net loss to net cash used in operating activities
Prepaid expenses	—	3,746
Accounts payable	(1,500)	(2,100)
Accrued expenses	13,000	—

Net Cash Used in Operating Activities	(23,612)	(16,510)

Net Cash from Investing Activities	—	—

Cash Provided by Financing Activities
Capital contributed to support operations	23,612	16,510

Net Change in Cash	—	—

Cash - Beginning	—	—

Cash - Ending	$—	$—

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note A - Organization and Description of Business

USA Zhimingde International Group Corporation (formerly Marketing Acquisition Corporation) (the “Company”) was originally incorporated on July 26, 1990 in accordance with the Laws of the State of Florida as Marketing Educational Corporation. The Company changed its corporate name to Marketing Acquisition Corporation on February 28, 2006. On June 13, 2006, the Company changed its state of incorporation from Florida to Nevada by means of a merger with and into a Nevada corporation formed on June 8, 2006 solely for the purpose of effecting the reincorporation.

On December 7, 2012, USA Zhimingde International Group Inc., a New Jersey corporation (“Zhimingde Inc.”) purchased 1,687,502 shares of common stock, par value $0.001 per share, of the Company from Halter Financial Investments, L.P. (“HFI”), Glenn A. Little (“Little”) and The Halter Group, Inc. pursuant to Securities Purchase Agreement (“SPA” and the transaction contemplated there in as “Purchase”). The 1,687,502 shares represent approximately 91% of all of the issued and outstanding common stock of the Company. Following the Purchase, Zhimingde owned approximately 91% of the voting securities of the Company. The Purchase has resulted in a change in control of the Company. As a result, the Company changed its name to USA Zhimingde International Group Corporation effective on February 4, 2013.

The Company is currently a shell company with no operations, sources of revenue, significant assets or liabilities. See Note B.

Note B - Going Concern and Management Plans

The Company has not generated any revenue, nor any significant operations during the years ended December 31, 2012 and 2011. The Company does not have any cash or cash equivalents as of December 31, 2012. As of December 31, 2012, the Company had a working capital deficiency and stockholders’ deficiency of $13,000. The Company has incurred net losses of approximately $35,000 and $18,000 during the years ended December 31, 2012 and 2011, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there is no assurance that the Company will be able to successfully obtain debt or equity financing, consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to support its operations or a potential acquisition or merger. If we are unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note B - Going Concern and Management Plans (continued)

Accordingly, the accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note C - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2012 and 2011, the Company does not have any cash equivalents.

Income Taxes

The Company accounts for its uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) Topic 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note C - Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2012.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2012. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

Net Loss per Share

Basic earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding preferred stock, stock options and warrants. As of December 31, 2012 and 2011, there were no common stock equivalents outstanding.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices in active markets for identical assets or liabilities

•	Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable

•	Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note C - Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

The carrying amounts of the Company’s liabilities approximate fair value due to the short-term nature of these instruments. The carrying amounts of short term credit obligations approximate fair value because the effective yields on these obligations are comparable to rates of returns for instruments of similar credit risk.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU addresses fair value measurement and disclosure requirements within ASC Topic 820 for the purpose of providing consistency and common meaning between U.S. GAAP and IFRS. Generally, this ASU is not intended to change the application of the requirements in Topic 820. Rather, this ASU primarily changes the wording to describe many of the requirements in U.S. GAAP for measuring fair value or for disclosing information about fair value measurements. This ASU is effective for periods beginning after December 15, 2011. Adoption of this ASU did not have any impact on the Company’s financial statements or disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Subsequent events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note D- Income Taxes

The approximate tax effects of temporary differences that give rise to deferred tax assets as of December 31, 2012 and 2011 are presented below:

	2012	2011
Deferred Tax Assets:
Net operating loss carryover	$45,200	$23,400

Total deferred tax asset	45,200	23,400
Valuation allowance	(45,200)	(23,400)

Deferred Tax Asset, Net of Valuation Allowance	$—	$—

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate for the period for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011
U.S. federal statutory rate	(34.0)%	(34.0)%
Deferred tax asset true-up	(28.1)	—
Change in valuation allowance	62.1	34.0
Income tax provision (benefit)	0.0%	0.0%

The income tax provision (benefit) for the years ended December 31, 2012 and 2011 consists of the following:

	2012	2011
Federal
Current	$—	$—
Deferred	(21,800)	(6,200)
State and Local
Current	—	—
Deferred	—	—

Change in Valuation Allowance	21,800	6,200

Income Tax Provision (Benefit)	$—	$—

The Company files its income tax returns in the U.S. federal jurisdiction. The Company’s federal income tax returns for tax years beginning in 2009 remain subject to examination.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Note D- Income Taxes (continued)

During the year ended December 31, 2012, the Company recorded a true-up of its deferred tax asset aggregating approximately $10,200, along with a corresponding increase in its valuation allowance. At December 31, 2012, the Company had approximately $133,000 of federal net operating losses that may be available to offset future taxable income. The federal net operating loss carry over, if not utilized, will expire beginning in 2025. The amount and availability of any future net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has therefore established a full valuation allowance.

Note E - Related Party Transactions

During the years ended December 31, 2012 and 2011, the Company received additional capital to support its operations from its former stockholders or their affiliates aggregating $23,612 and $16,510, respectively.

Note F - Stockholders’ Deficiency

The Company’s Articles of Incorporation authorize the issuance of up to 50,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock. The holders of the Company’s common stock are entitled to one vote per share. Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding down of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

Note G - Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of December 31, 2012.

