Form 10-Q
period 2013-03-31
USA Zhimingde International Group Corp
filed 2013-05-13
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

(Mark one)

☒	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

As of May 10, 2013, there are 1,853,207 shares of common stock outstanding.

USA Zhimingde International Group Corporation

Form 10-Q for the Quarter ended March 31, 2013

Part I

Item 1 - Financial Statements

USA Zhimingde International Group Corporation

Condensed Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash	$—	$—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Liabilities
Current Liabilities
Accrued expenses	$18,000	$13,000

Total Liabilities	18,000	13,000

Commitments and Contingencies
Stockholders’ Deficiency
Preferred stock - $0.001 par value. 50,000,000 shares authorized None issued and outstanding	—	—
Common stock - $0.001 par value. 100,000,000 shares authorized. 1,853,207 shares issued and outstanding	1,853	1,853
Additional paid-in capital	632,846	582,233
Accumulated deficiency	(652,699)	(597,086)

Total Stockholders’ Deficiency	(18,000)	(13,000)

Total Liabilities and Stockholders’ Deficiency	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

USA Zhimingde International Group Corporation

Condensed Statements of Operations

For the three months ended March 31, 2013 and 2012

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012

Revenues	$—	$—

Operating Expenses

Professional fees	54,000	6,880

General and administrative expenses	1,613	889
Total Operating Expenses	55,613	7,769

Loss from operations	(55,613)	(7,769)

Net Loss	$(55,613)	$(7,769)

Basic and diluted net loss per share	$(0.03)	$(0.00)

Weighted-average number of shares outstanding - basic and diluted	1,853,207	1,853,207

The accompanying notes are an integral part of these condensed financial statements.

USA Zhimingde International Group Corporation

Condensed Statements of Cash Flows

For the three months ended March 31, 2013 and 2012

(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(55,613)	$(7,769)
Adjustments to reconcile net loss to net cash used in operating activities
Accounts payable - trade	—	(1,500)
Accrued expenses	5,000	—

Net cash used in operating activities	(50,613)	(9,269)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Capital contributed to support operations	50,613	9,269
Net cash provided by financing activities	50,613	9,269

Net Change in Cash	—	—

Cash - beginning	—	—

Cash - ending	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Notes to Condensed Financial Statements

March 31, 2013 (unaudited)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year ending December 31, 2013. These condensed financial statements should be read in conjunction with the financial statements and related disclosures of the Company as of December 31, 2012 and for the year then ended, which were filed with the Securities and Exchange Commission on Form 10-K on March 29, 2013.

Note B - Going Concern and Management Plans

The Company has not generated any revenue, nor does it have any significant operations. As of March 31, 2013, the Company does not have any cash or cash equivalents and has a working capital deficiency and stockholders’ deficiency of $18,000. The Company has incurred net losses of approximately $56,000 during the three months ended March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accordingly, the accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Note C - Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates.

Net Loss per Share

Basic earnings (loss) per common share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding preferred stock, stock options and warrants. As of March 31, 2013, there were no common stock equivalents outstanding.

Subsequent events

Management has evaluated subsequent events or transactions occurring through the date on which the financial statements were issued.

Note D - Related Party Transactions

During the three months ended March 31, 2012, the Company received additional capital to support its operations from its former stockholders or their affiliates aggregating $9,269.

During the three months ended March 31, 2013, the Company received additional capital to support its operations from affiliates of its stockholders aggregating $50,613.

Note E - Commitments and Contingencies

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of March 31, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On December 7, 2012, USA Zhimingde International Group Inc., a New Jersey corporation (“Zhimingde Inc.”) purchased 1,687,502 shares of common stock, par value $0.001 per share, of the Company from Halter Financial Investments, L.P., Glenn A. Little and The Halter Group, Inc. pursuant to Securities Purchase Agreement (“SPA” and the transaction contemplated therein as “Purchase”). The 1,687,502 shares represent approximately 91% of all of the issued and outstanding common stock of the Company. Following the Purchase, Zhimingde owned approximately 91% of the voting securities of the Company. The Purchase has resulted in a change in control of the Company. As a result, the Company changed its name to USA Zhimingde International Group Corporation effective on February 4, 2013.

Results of Operations

The Company had no revenue for either of the three month periods ended March 31, 2013 or 2012, respectively.

Operating expenses for each of the three month periods ended March 31, 2013 or 2012, respectively, were $55,613 and $7,769.  These expenses were primarily related to the maintenance of the corporate entity and the preparation and filing of periodic reports pursuant to the Exchange Act.

During the three months ended March 31, 2012, the Company received additional capital to support its operations from its former stockholders or their affiliates aggregating $9,269.

During the three months ended March 31, 2013, the Company received additional capital to support its operations from affiliates of its stockholders aggregating $50,613.

Earnings per share for the respective three month periods ended March 31, 2013 and 2012 were $(0.03) and $(0.00) based on the weighted-average shares outstanding at the end of each respective period.

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

Liquidity and Capital Resources

The Company has not generated any revenue, nor does it have any significant operations as of March 31, 2013, the Company does not have any cash or cash equivalents and has a working capital deficiency and stockholders’ deficiency of $18,000. The Company has incurred net losses of approximately $56,000 during the three months ended March 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accordingly, the accompanying condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The carrying amounts of assets and liabilities presented in the financial statements do not necessarily purport to represent realizable or settlement values. The condensed financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

 Our significant accounting policies are summarized in Note B of our condensed financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our condensed consolidated results of operations, financial position or liquidity for the periods presented in this report.

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

Item 4 - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive and Financial Officer (“Certifying Officer”), has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15 promulgated under the Exchange Act as of the end of the period covered by this Annual Report. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our Certifying Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Certifying Officer concluded that as of such date, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in our reports is recorded, processed, summarized and reported within the time periods specified by the SEC due to material weaknesses in our internal controls including (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves and directs the payment of the Company’s bills, and (3) there is no independent audit committee. However, our Certifying Officer believes that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the respective periods presented.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting which internal controls will remain deficient until such time as the Company completes a merger transaction or acquisition of an operating business at which time management will be able to implement effective controls and procedures.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

None

Item 3 - Defaults upon Senior Securities

None

Item 4 - Mine Safety Disclosures

N/A

Item 5 - Other Information

None

Item 6 - Exhibits

31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002 *
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 *
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herein.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2013	USA Zhimingde International Group Corporation

	By:	/s/ Zhongquan Zou
Name: Zhongquan Zou
Title: Chief Executive Officer and Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

