Form 10-Q
period 2013-06-30
USA Zhimingde International Group Corp
filed 2015-02-11
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-52072

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION
(Exact Name of Registrant in its Charter)
Nevada	62-1299374
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)
225 Broadway, Suite 910, New York, NY 10007
(Address of Principal Executive Offices)

Issuer’s Telephone Number: 212-608-8858

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

February 10, 2015
Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended JUNE 30, 2013

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

BALANCE SHEETS (IN U.S. $)

ASSETS	June 30, 2013	December 31, 2012
(Unaudited)
Current assets:
Cash	$—	$—
Total current assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)
Current liabilities:
Accrued expenses	$20,500	$13,000
Total current liabilities	20,500	13,000

Stockholders’ (deficit) (Note 5):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at June 30, 2013 and December 31, 2012	1,853	1,853
Additional paid-in capital	637,846	582,233
Deficit	(660,199)	(597,086)
Total stockholders’ (deficit)	(20,500)	(13,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating expenses
Professional fees	$(7,000)	$(3,500)	$(61,000)	$(9,865)
General and administrative	(500)	(815)	(2,113)	(1,149)
Total operating expenses	(7,500)	(4,315)	(63,113)	(11,014)
Net (loss)	$(7,500)	$(4,315)	$(63,113)	$(11,014)
(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) (IN u.s. $)

FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2012	$—	$1,853	$582,233	$(597,086)	$(13,000)
Capital contributed to support operations	—	—	55,613	—	55,613
Net loss	—	—	—	(63,113)	(63,113)
Balance, June 30, 2013 (unaudited)	$—	$1,853	$637,846	$(660,199)	$(20,500)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 and 2012 (UNAUDITED) (IN U.S. $)

	2013	2012
Cash flows from operating activities
Net loss	$(63,113)	$(11,014)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
(Decrease) in accounts payable	—	(1,500)
Increase in accrued expenses	7,500	—
Net cash (used in) operating activities	(55,613)	(12,514)

Cash flows from financing activities
Capital contributed to support operations	55,613	12,514
Net cash provided by financing activities	55,613	12,514

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2013 and 2012

1.	GENERAL

Organization and Business Nature

USA Zhimingde International Group Corporation (formerly, Marketing Acquisition Corporation, the “Company”) was originally incorporated on July 26, 1990 in accordance with the laws of the State of Florida as Marketing Educational Corp. On June 13, 2006, the Company was reincorporated by merger in the State of Nevada.

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

The Company has had no operations since 1992 and is currently a “shell company” as defined in Rule 405 under the Securities Act of 1933 (“Securities Act”) and Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”). The Company is defined as a shell company because it has no operations or assets.

On December 7, 2012, USA Zhimingde International Group Inc., a New Jersey corporation (“Zhimingde Inc.”) purchased 1,687,502 shares of the Company’s common stock from Halter Financial Investments, L.P., Glenn A. Little and The Halter Group, Inc. pursuant to a Securities Purchase Agreement (the “Purchase”). Following the Purchase, Zhimingde Inc. owned approximately 91% of the voting securities of the Company. The Purchase resulted in a change in control of the Company. Subsequently, the Company changed its name to USA Zhimingde International Group Corporation effective on February 4, 2013.

2.	ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting. The unaudited interim financial statements of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2013 and 2012

2.	ACCOUNTING POLICIES (CONTINUED)

In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2013 and December 31, 2012, the Company does not have any cash equivalents.

Income Taxes

The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred tax assets are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for its uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2013.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2013. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2013 and 2012

2.	ACCOUNTING POLICIES (CONTINUED)

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices in active markets for identical assets or liabilities

•	Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly.

•	Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to fair value markets.

The carrying amounts of the Company’s liabilities approximate fair value due to the short-term nature of these instruments.

Net Loss Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of June 30, 2013 and December 31, 2012, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2013 and 2012

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosure.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2013 and 2012

4.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2013, the Company received additional capital to support its operations from its stockholders or their affiliates aggregating $55,613. During the year ended December 31, 2012, the Company received additional capital to support its operations from its former stockholders or their affiliates aggregating $23,612.

5.	PREFERRED AND COMMON STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 50,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock. The holders of the Company’s common stock are entitled to one vote per share. Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive such dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding down of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

6.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$—	$—	$—	$—
Deferred	(2,570)	(1,100)	(21,478)	(3,700)
Change in valuation allowance	2,570	1,100	21,478	3,700
	$—	$—	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2013 and 2012

6.	INCOME TAXES (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the six months ended June 30:

	2013	2012
U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2013	December 31, 2012
Deferred Tax Assets, Net operating loss carryforwards	$66,678	$45,200
Valuation allowance	(66,678)	(45,200)
Net deferred tax assets	$—	$—

At June 30, 2013, the Company had approximately $196,000 of federal net operating losses that may be available to offset future taxable income. The federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and has therefore established a full valuation allowance.

The Company’s tax filings are subject to examination by the tax authorities. The Company’s U.S. tax returns are not subject to examination by the tax authorities for tax years before 2011.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED IN U.S. $)

for The THREE AND Six Months ended June 30, 2013 and 2012

7.	Going concern/risks and uncertainties

The Company has not generated any revenue and had no significant operations during the three and six months ended June 30, 2013 and 2012. The Company does not have any cash or cash equivalents as of June 30, 2013. As of June 30, 2013, the Company had a working capital deficiency and stockholders’ deficiency of $20,500. The Company continues to incur losses from operations and has incurred a net loss of approximately $63,000 during the six months ended June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to finance a potential acquisition or merger. If we are unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. The Company will continue to be dependent on additional capital contributions from its stockholders for cash flow, which may not be available. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three months ended June 30, 2013, we realized no revenue and incurred $7,500 in operating expenses, resulting in a loss from operations and net loss in that amount. During the three months ended June 30, 2012, we realized no revenue and incurred $4,315 in operating expenses, resulting in a loss from operations in that amount. The increase in expenses from the second quarter of 2012 to the second quarter of 2013 resulted from the change in ownership and management that occurred at the end of 2012, which entailed an upgrade in the professional services engaged by the Company.

During the six months ended June 30, 2013, we realized no revenue and incurred $63,113 in operating expenses, resulting in a loss from operations and net loss in that amount. During the six months ended June 30, 2012, we realized no revenue and incurred $11,014 in operating expenses, resulting in a net loss in that amount. The substantial increase in expenses incurred in the first quarter of 2013 was related to the expenses incurred in changing the corporate name and other transactions that followed from the change in ownership and management at the end of 2012. We do not expect to replicate those expenses until we acquire an operating business, and the level of expenses incurred in the first half of 2012 should be considered closer to the norm for the future.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At June 30, 2013 we had a working capital deficit of $20,500, as we had no assets and had $20,500 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services. The remainder of our operating expenses during the six months ended June 30, 2013 were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, as long as our majority shareholder and its affiliates continue to advance the funds necessary to pay our expenses.

Our operations used $55,613 in cash during the six months ended June 30, 2013, as we increased our accrued expenses by $7,500 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed $12,514 in cash during the six months ended June 30, 2012, which was contributed by the controlling shareholders at that time. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

In December 2012, control of USA Zhimingde International Group Corporation was transferred to USA Zhimingde International Group, Inc., which is controlled by Zhongquan Zou, our Chief Executive Officer. During his tenure, Mr. Zou has caused the majority shareholder or other entities that he controls to financed our operations by making capital contributions to cover our expenses. We expect that Zhongquan Zou’s controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations, however, by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2013. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	There are no management controls, as a single person functions as sole officer and sole member of the board of directors.

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Most of our accounting functions are outsourced, which limits our ability to assure that our accounting policies are applied consistently.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2013.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A Risk Factors

Not applicable.

Item 2. Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: February 10, 2015	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer and Chief Financial Officer

* * * * *

