Form 10-Q
period 2013-09-30
USA Zhimingde International Group Corp
filed 2015-02-11
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer___ Accelerated filer___  Non-accelerated filer ___ Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

February 10, 2015

Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended SEPTEMBER 30, 2013

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

ASSETS	September 30, 2013	December 31, 2012
(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$25,000	$13,000

Total current liabilities	25,000	13,000

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at September 30, 2013 and December 31, 2012	1,853	1,853
Additional paid-in capital	637,846	582,233
Deficit	(664,699)	(597,086)

Total stockholders’ (deficit)	(25,000)	(13,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating expenses
Professional fees	$(4,000)	$(2,675)	$(65,000)	$(12,540)
General and administrative	(500)	(4,660)	(2,613)	(5,809)

Total operating expenses	(4,500)	(7,335)	(67,613)	(18,349)

Net (loss)	$(4,500)	$(7,335)	$(67,613)	$(18,349)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.04)	$(0.01)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) (IN u.s. $)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2012	$—	$1,853	$582,233	$(597,086)	$(13,000)

Capital contributed to support operations	—	—	55,613	—	55,613
Net loss	—	—	—	(67,613)	(67,613)

Balance, September 30, 2013	$—	$1,853	$637,846	$(664,699)	$(25,000)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (UNAUDITED)

(IN U.S. $)

	2013	2012
Cash flows from operating activities
Net loss	$(67,613)	$(18,349)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
(Decrease) in accounts payable	—	(1,500)
Increase in accrued expenses	12,000	—

Net cash (used in) operating activities	(55,613)	(19,849)

Cash flows from financing activities
Capital contributed to support operations	55,613	19,849

Net cash provided by financing activities	55,613	19,849

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Nine months ended September 30, 2013 and 2012

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

On December 7, 2012, USA Zhimingde International Group Inc., a New Jersey corporation (“Zhimingde Inc.”) purchased 1,687,502 shares of the Company’s common stock from Halter Financial Investments, L.P., Glenn A. Little and The Halter Group, Inc. pursuant to Securities Purchase Agreement (the “Purchase”). Following the Purchase, Zhimingde Inc. owned approximately 91% of the voting securities of the Company. The Purchase resulted in a change in control of the Company. Subsequently, the Company changed its name to USA Zhimingde International Group Corporation effective on February 4, 2013.

2.	ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting. The unaudited interim financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Nine months ended September 30, 2013 and 2012

2.	ACCOUNTING POLICIES (Continued)

In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2013 and December 31, 2012, the Company does not have any cash equivalents.

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30, 2013.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2013. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Nine months ended September 30, 2013 and 2012

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

Net Loss Per Share

Basic earnings (loss) per common share is computed by dividing net (income) loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of September 30, 2013 and December 31, 2012, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Nine months ended September 30, 2013 and 2012

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Nine months ended September 30, 2013 and 2012

4.

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013, the Company received additional capital to support its operations from its stockholders or their affiliates aggregating $55,613. During the year ended December 31, 2012, the Company received additional capital to support its operations from its former stockholders or their affiliates aggregating $23,612.

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

6.

INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$—	$—	$—	$—
Deferred	(1,530)	(2,600)	(23,008)	(6,300)

Change in valuation allowance	1,530	2,600	23,008	6,300
	$—	$—	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the nine months ended September 30:

	2013	2012

U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	—%	—%

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Nine months ended September 30, 2013 and 2012

6.

INCOME TAXES (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2013	December 31, 2012

Deferred Tax Assets, Net operating loss carryforwards	$62,208	$45,200
Valuation allowance	(62,208)	(45,200)

Net deferred tax assets	$—	$—

At September 30, 2013, the Company had approximately $201,000 of federal net operating losses that may be available to offset future taxable income. The federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized, principally due to the change of ownership limitations, and has therefore established a full valuation allowance.

The Company’s tax filings are subject to examination by the tax authorities. The Company’s U.S, tax returns are not subject to examination by the tax authorities for tax years before 2011.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Nine months ended September 30, 2013 and 2012

7.	Going concern/risks and uncertainties

The Company has not generated any revenue, and had no significant operations during the three and nine months ended September 30, 2013 and 2012. The Company does not have any cash or cash equivalents as of September 30, 2013. As of September 30, 2013, the Company had a working capital deficiency and stockholders’ deficiency of $25,000. The Company continues to incur losses from operations and has incurred a net loss of approximately $68,000 during the nine months ended September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three months ended September 30, 2013, we realized no revenue and incurred $4,500 in operating expenses, resulting in a loss from operations and net loss in that amount. During the three months ended September 30, 2012, we realized no revenue and incurred $7,335 in operating expenses, resulting in a loss from operations and net loss in that amount. The decrease in expenses in the third quarter of 2013 compared to the third quarter of 2012 related primarily to the quarter during which professional services were concentrated.

During the nine months ended September 30, 2013, we realized no revenue and incurred $67,613 in operating expenses, resulting in a loss from operations and net loss in that amount. During the nine months ended September 30, 2012, we realized no revenue and incurred $18,349 in operating expenses, resulting in a net loss in that amount. The substantial increase in expenses incurred in the first quarter of 2013 and was related to the expenses incurred in changing the corporate name and other transactions that followed from the change in ownership and management of the Company at the end of 2012. We do not expect to replicate those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At September 30, 2013 we had a working capital deficit of $25,000, as we had no assets and had $25,000 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services. The remainder of our operating expenses during the nine months ended September 30, 2013 were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, as long as our majority shareholder and its affiliates continue to advance the funds necessary to pay our expenses.

Our operations used $55,613 in cash during the nine months ended September 30, 2013, as we increased our accrued expenses by $12,000 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed $19,849 in cash during the nine months ended September 30, 2012, which was contributed by the controlling shareholders at that time. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

In December 2012, control of USA Zhimingde International Group Corporation was transferred to USA Zhimingde International Group, Inc., which is controlled by Zhongquan Zou, our Chief Executive Officer. During his tenure, Mr. Zou or entities that he controls have financed our operations by making capital contributions to cover our expenses. We expect that Zhongquan Zou’s controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2013. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•     There are no management controls, as a single person functions as sole officer and sole member of the Board of Directors.

•     Having only one individual responsible for accounting functions prevents us from segregating duties within our internal control system.

•     Most of our accounting functions are outsourced, which limits our ability to assure that our accounting policies are applied consistently.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2013.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A

Risk Factors

Not applicable.

Item 2.

Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2013.

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

