Form 10-K
period 2013-12-31
USA Zhimingde International Group Corp
filed 2015-02-11
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2013.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-52072

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	62-1299374
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer ID Number)

225 Broadway, Suite 910, New York, NY 10007

(Address of principal executive offices)

Issuer's Telephone Number, including Area Code: 212-608-8858

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 28, 2013 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $165,705, based upon the last trade price on that date.

As of February 10, 2015, there were 1,853,207 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding USA Zhimingde International Group Corporation, its business and financial prospects. These statements represent Management’s best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

•	We have no business operations and have no assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.
•	The Company’s business plan contemplates that it will acquire an operating company in exchange for common stock. If that occurs, management will determine the nature of the company that is acquired, which is likely to be a company with which management has a pre-existing relationship. Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company. If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1. Business

USA Zhimingde International Group Corporation (the “Company”) was originally incorporated on July 26, 1990 in accordance with the laws of the State of Florida as Marketing Educational Corp. On June 13, 2006, the Company was reincorporated by merger in the State of Nevada.

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

For some period of time the Company has been exploring business opportunities that would involve the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into USA Zhimingde International Group Corporation in exchange for shares of our capital stock. We continue to explore business opportunities, particularly businesses with which our Chairman, Zhongquan Zou, has experience. The business that we ultimately pursue will be determined by Mr. Zou, who is the sole member of our Board of Directors. His decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of USA Zhimingde International Group Corporation.

It is likely that we will effectuate a business combination with a target whose business operations and place of formation are located in the People's Republic of China. In particular, we may combine with one or more entities that Mr. Zou owns or controls. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, we may encounter ongoing business risks associated with uncertain legal systems and applications of law, uncertain economic policies and potential political and economic instability.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have no property, because we have no assets or employees. Our executive offices are maintained in offices maintained by other affiliates of Zhongquan Zou, our CEO. We do not compensate Zhongquan Zou or the affiliates for this concession.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

(a) Market Information

The Company’s common stock is quoted on the OTC Pink Market under the symbol “ZMDC”. As of the date of this report, there have only been sporadic trades of the common stock. Set forth below are the high and low bid prices for each of the quarters indicated. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Bid
Quarter Ending	High	Low

March 31, 2012	$0.51	$0.51
June 30, 2012	$0.51	$0.51
September 30, 2012	$1.21	$0.51
December 31, 2012	$1.35	$0.51

March 31, 2013	$1.34	$1.00
June 30, 2013	$1.08	$1.00
September 30, 2013	$1.00	$0.06
December 31, 2013	$0.21	$0.10

(b) Shareholders

Our shareholders list contains the names of 362 registered stockholders of record of the Company’s Common Stock.

Our stock transfer agent is Securities Transfer Corporation: 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034; (469) 633-0101.

(c) Dividends

The Company has not, within the past decade, paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future. The Company intends to retain any future earnings for the operation and expansion of the business. Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2013

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2013.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2013.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations. During the year ended December 31, 2013, we realized no revenue and incurred $73,113 in operating expenses, resulting in a loss from operations and net loss in that amount. During the year ended December 31, 2012, we realized no revenue and incurred $35,112 in operating expenses, resulting in a net loss in that amount. The higher expenses in 2013 were primarily incurred in the first quarter of 2013 and were related to the expenses incurred in changing the corporate name and other transactions that followed from the change in ownership and management of the Company at the end of 2012. We do not expect to replicate those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake an acquisition.

Liquidity and Capital Resources

At December 31, 2013 we had a working capital deficit of $30,500, as we had no assets and had $30,500 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services. The remainder of our operating expenses during the year ended December 31, 2013 were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, as long as our majority shareholder and its affiliates continue to advance the funds necessary to pay our expenses.

Our operations used $55,613 in cash during the year ended December 31, 2013, as we increased our accrued expenses by $17,500 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed $23,612 in cash during the year ended December 31, 2012, which was contributed by the controlling shareholders at that time. The remainder of our net loss in 2012 was funded by an increase in our accrued expenses. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

In December 2012, control of USA Zhimingde International Group Corporation was transferred to USA Zhimingde International Group, Inc., which is controlled by Zhongquan Zou, our Chief Executive Officer. During his tenure, Mr. Zou or entities that he controls have financed our operations by making capital contributions to cover our expenses. We expect that Zhongquan Zou's controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations by any contract or other obligation.

Application of Critical Accounting Policies

Our financial statements and related financial information are based on the application of accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue, and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 to our financial statements. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 5 to our financial statements, that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward. The primary reason for the determination was the lack of certainty as to whether the Company will achieve profitable operations in the future and be able to utilize their carryforwards.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause any effects on our results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Impact of Accounting Pronouncements

There have been no recent accounting pronouncements that have had, or are expected to have, a material effect on our financial statements.

Item 7a Quantitative And Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

USA Zhimingde International Group Corporation

We have audited the accompanying balance sheets of USA Zhimingde International Group Corporation (the “Company”) (formerly known as Marketing Acquisition Corporation, Inc.) as of December 31, 2013, and the related statements of income, comprehensive income, stockholders’ (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Zhimingde International Group Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the year ended December 31, 2013 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 7 to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant stockholders to provide sufficient working capital to maintain the integrity of the corporate entity. These conditions and the Company’s lack of equity and significant revenue, raise substantial doubt about the Company’s ability to continue as going concern. Management’s plans regarding those matters are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with the respect to this matter.

/s/ Wei, Wei & Co., LLP

Flushing, New York

February 10, 2015

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully disclosed in Note 7 to the financial statements, the Company has incurred net losses since inception and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

March 29, 2013

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $ )

ASSETS	December 31, 2013	December 31, 2012

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accrued expenses	$30,500	$13,000

Total current liabilities	30,500	13,000

Stockholders’ (deficit) (Note 4):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at December 31, 2013 and 2012	1,853	1,853
Additional paid-in capital	637,846	582,233
Deficit	(670,199)	(597,086)

Total stockholders’ (deficit)	(30,500)	(13,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S. $)

	2013	2012
Operating expenses
Professional fees	$(70,000)	$(28,965)
General and administrative	(3,113)	(6,147)
Net (loss)	$(73,113)	$(35,112)
(Loss) per common share, basic and diluted (Note 2)	$(0.04)	$(0.02)
Weighted average shares outstanding,
Basic and diluted	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit)

FOR THE YEARs ENDED DECEMBER 31, 2013 AND 2012 (IN u.s. $)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2011	$—	$1,853	$558,621	$(561,974)	$(1,500)
Capital contributed to support operations	—	—	23,612	—	23,612
Net loss	—	—	—	(35,112)	(35,112)
Balance, December 31, 2012	—	1,853	582,233	(597,086)	(13,000)
Capital contributed to support operations	—	—	55,613	—	55,613
Net loss	—	—	—	(73,113)	(73,113)
Balance, December 31, 2013	$	$1,853	$637,846	$(670,199)	$(30,500)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012 (IN U.S. $)

	2013	2012
Cash flows from operating activities
Net loss	$(73,113)	$(35,112)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
(Decrease) in accounts payable	—	(1,500)
Increase in accrued expenses	17,500	13,000
Net cash (used in) operating activities	(55,613)	(23,612)
Cash flows from financing activities
Capital contributed to support operations	55,613	23,612
Net cash provided by financing activities	55,613	23,612
Net increase in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

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

The Company has had no operations since 1992 and is currently a “shell company” as defined in Rule 405 under the Securities Act of 1933 (“Securities Act”) and Rule 12b-2 under the Securities Exchange Act of 1934 (“Exchange Act”). We are defined as a shell company because we have no operations or assets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2013 and 2012, the Company does not have any cash equivalents.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

2.	ACCOUNTING POLICIES (CONTINUED)

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

The Company accounts for its uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures.

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2013 and 2012.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2013 and 2012. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

2.	ACCOUNTING POLICIES (CONTINUED)

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices in active markets for identical assets or liabilities

•	Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly.

•	Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to the fair value markets.

The carrying amounts of the Company’s liabilities approximate fair value due to the short-term nature of these instruments.

Net Loss Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus the issuance of common shares, if dilutive, resulting from the exercise of outstanding preferred stock, stock options and warrants. As of December 31, 2013 and 2012, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating this to determine if there would be an impact on the Company’s financial statements.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

4.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the Company received additional capital to support its operations from its stockholders or their affiliates aggregating $55,613. During the year ended December 31, 2012, the Company received additional capital to support its operations from its former stockholders or their affiliates aggregating $23,612.

5.	PREFERRED AND COMMON STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 50,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock. The holders of the Company’s common stock are entitled to one vote per share. Subject to the rights of holders of preferred stock, if any, the holders of common stock are entitled to receive dividends, if any, as may be declared by the Board of Directors out of legally available funds. Subject to the rights of holders of preferred stock, if any, upon liquidation, dissolution or winding down of the Company, holders of common stock are entitled to share ratably in all assets of the Company that are legally available for distribution.

6.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended December 31:

	2013	2012
Current	$—	$—
Deferred	(24,878)	(21,800)
Change in valuation allowance	24,878	21,800
Income tax provision (benefit)	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31:

	2013	2012
U.S. federal statutory rate	34.0%	34.0%
Deferred tax asset true-up	—	28.1
Change in valuation allowance	(34.0)	(62.1)
Effective income tax rate	—%	—%

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

6.	INCOME TAXES (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2013	December 31, 2012
Deferred Tax Assets, Net operating loss carryforwards	$70,078	$45,200
Valuation allowance	(70,078)	(45,200)
Net deferred tax assets	$—	$—

At December 31, 2013, the Company had approximately $206,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carry over, if not utilized, will expire beginning in 2026. During the year ended December 31, 2012, the Company recorded a true-up of its deferred tax asset aggregating approximately $10,200, along with a corresponding increase in its valuation allowance. The amount and availability of future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity, during the year ended December 31, 2012, a change of ownership was deemed to have occurred. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that its deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized and has therefore established a full valuation allowance.

The Company’s tax filings are subject to examination by the tax authorities. The Company’s U.S. tax returns are not subject to examination by the tax authorities for tax years before 2011.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2013 and 2012

7.	Going concern/risks and uncertainties

The Company has not generated any revenue, nor had any significant operations during the years ended December 31, 2013 and 2012. The Company does not have any cash or cash equivalents as of December 31, 2013. As of December 31, 2013, the Company had a working capital deficiency and stockholders’ deficiency of $30,500. The Company has incurred net losses of approximately $73,000 and $35,000 during the years ended December 31, 2013 and 2012, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

8.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of December 31, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2013. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2013.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting. These material weaknesses consisted of:

a.                        Inadequate staffing and supervision within the bookkeeping operations of our company. There is only one individual who is responsible for bookkeeping functions. This prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.                        Outsourcing the accounting operations of our company. Because there is only one person in our administration, we outsource most of the accounting functions of our Company to an independent accountant. This accountant is self-directed, and is not answerable to the Company’s management. This is a material weakness because it could result in differences between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accountant.

c.                         Lack of independent control over related party transactions. Zhongquan Zou is the sole director and sole officer of USA Zhimingde International Group Corporation. From time to time Mr. Zou will make loans or capital contributions to finance the operations of the Company. The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhongquan Zou	47	Director, Chief Executive Officer,	2012
		Chief Financial Officer

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhongquan Zou. Mr. Zou is the founder of Beijing Zhimingde Technology Co. Ltd. and its affiliates, which are primarily engaged in the manufacture, marketing and distribution of certain herbal products in China. He has been the Chairman and President of Beijing Zhimingde Technology Co. Ltd. since 2008, the Chairman and President of ZMD Bio-engineering (HK) Group, a corporation incorporated under the laws of Hong Kong since 2008, the Chairman and President of ZMD Science and Technology Company Limited, a company incorporated under the laws of Hong Kong since 2008, and the Chairman and President of US Zhimingde International Group, LLC, a New York entity since 2010. Mr. Zou was the Chairman and General Manager of Jilin Yanbian Pharmaceutical Co. Ltd. since 1999. Mr. Zou has been Vice President of the Health Care Association of China since 2008, Vice President of the Medicine Quality Management Association of China since 2009, Member of the National Committee of the Chinese People’s Political Consultative Conference of Korean Autonomous Prefecture of Yanbian since 2010, Party Member of China Democratic National Construction Association since 2011, and Member of the Beijing Federation of Industry and Commerce since 2011. Mr. Zou obtained a graduate degree in business management from Jinlin University in 1997.

Audit Committee

The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2013.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by USA Zhimingde International Group Corporation to its Chief Executive Officer during the past three fiscal years. There was no officer or employee whose compensation for 2013 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Zhongquan Zou	2013	--	--	--	--	--
	2012	--	--	--	--	--

Timothy Halter(1)	2012	--	--	--	--	--
	2011	--	--	--	--	--

(1)	Timothy Halter resigned from his position as Chief Executive Officer on December 7, 2012 in connection with the closing of the acquisition of control by USA Zhimingde International Group, Inc.

Employment Agreements

All of our employment arrangements with our executive are on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2013 and those options held by him on December 31, 2013.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhongquan Zou	--	--	--	--	--	--

The following table sets forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2013 and held by them unvested at December 31, 2013.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhongquan Zou	--	--

Compensation of Directors

The member of our Board of Directors receives no compensation for his services on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;
•	Zhongquan Zou;
•	each of our directors; and
•	all directors and executive officers as a group.

There are 1,853,207 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Zhongquan Zou	1,687,502(1)	91.1%
All officers and directors as a group (1 person)	1,687,502(1)	91.1%

(1) Represents shares owned of record by USA Zhimingde International Group, Inc., as to which Mr. Zhou is the controlling shareholder and sole director.

Item 13. Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

The member of the Board of Directors is not independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 14. Principal Accountant Fees and Services

We engaged Wei, Wei & Co., LLP as our independent registered public accountant on September 5, 2014. Until July 7, 2013 Marcum LLP served as our independent registered public accountant.

Audit Fees

Wei, Wei & Co., LLP billed $9,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2013. Marcum LLP billed $15,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2012 Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Wei, Wei & Co., LLP did not bill the Company for any Audit-Related fees in fiscal 2013. Marcum LLP did not bill the Company for any Audit-Related fees in fiscal 2012.

Tax Fees

Wei, Wei & Co., LLP did not bill the Company for any tax compliance, tax advice or tax planning during fiscal 2013. Marcum LLP billed $2,750 to the Company for professional services rendered for tax compliance, tax advice and tax planning for fiscal 2012.

All Other Fees

Wei, Wei & Co., LLP did not bill the Company for any other fees in fiscal 2013. Marcum LLP did not bill the Company for any other fees in fiscal 2012.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibit List

3-a	Amended and Restated Articles of Incorporation - filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 10, 2012, and incorporated herein by reference.
3-b	Amended and Restated By-laws - - filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 10, 2012, and incorporated herein by reference.

21 Subsidiaries – None

31 Rule 13a-14(a) Certification

32 Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Zhimingde International Group Corporation

By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on February 10, 2015 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhongquan Zou

Zhongquan Zou, Director

Chief Executive Officer, Chief

Financial and Accounting Officer

