Form 10-Q
period 2014-03-31
USA Zhimingde International Group Corp
filed 2015-02-11
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended MARCH 31, 2014

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

ASSETS	March 31, 2014	December 31, 2013
(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accrued expenses	$35,000	$30,500

Total current liabilities	35,000	30,500

Stockholders’ (deficit) (Note 5):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at March 31, 2014 and December 31, 2013	1,853	1,853
Additional paid-in capital	637,846	637,846
Deficit	(674,699)	(670,199)

Total stockholders’ (deficit)	(35,000)	(30,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended June 30,
	2014	2013

Operating expenses
Professional fees	$(4,000)	$(54,000)
General and administrative	(500)	(1,613)

Total operating expenses	(4,500)	(55,613)

Net (loss)	$(4,500)	$(55,613)

(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.03)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See accompanying notes to financial statements.

3

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) (IN u.s. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2013	$—	$1,853	$637,846	$(670,199)	$(30,500)

Net loss	—	—	—	(4,500)	(4,500)

Balance, March 31, 2014 - unaudited	$—	$1,853	$637,846	$(674,699)	$(35,000)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013 (UNAUDITED) (IN U.S. $)

	2014	2013
Cash flows from operating activities
Net loss	$(4,500)	$(55,613)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Increase in accrued expenses	4,000	5,000

Net cash (used in) operating activities	—	(50,613)

Cash flows from financing activities
Capital contributed by stockholder	—	50,613

Net cash provided by financing activities	—	50,613

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

1.	GENERAL

Organization and Business Nature

USA Zhimingde International Group Corporation (formerly, Marketing Acquisition Corporation) (the “Company”) was originally incorporated on July 26, 1990 in accordance with the laws of the State of Florida as Marketing Educational Corp. On June 13, 2006, the Company was reincorporated by merger in the State of Nevada.

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

The unaudited interim financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

2.	ACCOUNTING POLICIES (Continued)

In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2014 and December 31, 2013, the Company does not have any cash equivalents.

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of March 31, 2014.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2014. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of March 31, 2014 and December 31, 2013, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

4.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company received additional capital to support its operations from its stockholders or their affiliates aggregating $0 and $55,613, respectively.

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

6.

INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three months ended March 31:

	2014	2013
	(Unaudited)	(Unaudited)

Current	$—	$—
Deferred	(1,530)	(18,908)

Change in valuation allowance	1,530	18,908
	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31:

	2014	2013

U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)
Effective income tax rate	—%	—%

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

6.

INCOME TAXES (Continued)

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2014	December 31, 2013

Net operating loss carryforwards	$71,608	$70,078
Valuation allowance	(71,608)	(70,078)

Net deferred tax assets	$—	$—

At March 31, 2014, the Company had approximately $211,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

7.	Going concern

The Company has not generated any revenue and had no significant operations during the three months ended March 31, 2014 and 2013. The Company does not have any cash or cash equivalents as of March 31, 2014. As of March 31, 2014, the Company had a working capital deficiency and stockholders’ deficiency of $35,000. The Company continues to incur losses from operations and has incurred a net loss of approximately $5,000 during the three months ended March 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three months ended March 31, 2014, we realized no revenue and incurred $4,500 in operating expenses, resulting in a loss from operations and net loss in that amount. During the three months ended March 31, 2013, we realized no revenue and incurred $55,613 in operating expenses, resulting in a net loss in that amount. The higher expenses in the first quarter of 2013 were related to the expenses incurred in changing the corporate name and other transactions that followed from the change in ownership and management at the end of 2012. We do not expect to replicate those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At March 31, 2014 we had a working capital deficit of $35,000, as we had no assets and had $35,000 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used no in cash during the three months ended March 31, 2014, as we increased our accrued expenses by $4,500 during that period, which was the amount of our net loss. Our operations consumed $50,613 in cash during the three months ended March 31, 2013, which was contributed by the controlling shareholders at that time and applied to current expenses. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2014.

Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 1A

Risk Factors

Not applicable.

Item 2.

Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2014.

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

