Form 10-Q
period 2014-06-30
USA Zhimingde International Group Corp
filed 2015-02-11
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

February 10, 2015
Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended JUNE 30, 2014

Table of Contents

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

ASSETS	June 30, 2014	December 31, 2013
(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$39,500	$30,500

Total current liabilities	39,500	30,500

Stockholders’ (deficit) (Note 5):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at June 30, 2014 and December 31, 2013	1,853	1,853
Additional paid-in capital	637,846	637,846
Deficit	(679,199)	(670,199)

Total stockholders’ (deficit)	(39,500)	(30,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Professional fees	$(4,000)	$(7,000)	$(8,000)	$(61,000)
General and administrative	(500)	(500)	(1,000)	(2,113)
Total operating expenses	(4,500)	(7,500)	(9,000)	(63,113)
Net (loss)	$(4,500)	$(7,500)	$(9,000)	$(63,113)
(Loss) per common share, basic and diluted (Note 2)	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

3

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) Equity (Unaudited) (IN u.s. $)

FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2013	$—	$1,853	$637,846	$(670,199)	$(30,500)

Net loss	—	—	—	(9,000)	(9,000)

Balance, June 30, 2014- unaudited	$—	$1,853	$637,846	$(679,199)	$(39,500)

 See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 and 2013 (UNAUDITED) (IN U.S. $)

	2014	2013
Cash flows from operating activities
Net loss	$(9,000)	$(63,113)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Increase in accrued expenses	9,000	(5,500)

Net cash (used in) operating activities	—	(68,613)

Cash flows from financing activities
Capital contributed by stockholder	—	68,613

Net cash provided by financing activities	—	68,613

Net increase in cash	—	—
Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2014 and 2013

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

Basis of Accounting and Presentation

The accompanying financial statements have been prepared on the accrual basis of accounting The unaudited interim financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2014 and 2013

2.	ACCOUNTING POLICIES (CONTINUED)

In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2014 and December 31, 2013, the Company does not have any cash equivalents.

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

The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2014.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2014. The Company does not expect any significant changes in the unrecognized tax benefits within twelve months of the reporting date.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2014 and 2013

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

·	Level 1 - quoted prices in active markets for identical assets or liabilities

·	Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly.

·	Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to fair value markets.

The carrying amounts of the Company’s liabilities approximate fair value due to the short-term nature of these instruments.

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of June 30, 2014 and December 31, 2013, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2014 and 2013

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2014 and 2013

4.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company received additional capital to support its operations from its majority stockholder or its affiliates aggregating $0 and $55,613, respectively.

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

6.   INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$—	$—	$—	$—
Deferred	(1,530)	(2,570)	(3,060)	(21,478)

Change in valuation allowance	1,530	2,570	3,060	21,478

	$—	$—	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the six months ended June 30:

	2014	2013

U.S. federal statutory rate	34.0%	34.0%
Change in valuation allowance	(34.0)	(34.0)

Effective income tax rate	—%	—%

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND Six Months ended June 30, 2014 and 2013

INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2014	December 31, 2013

Net operating loss carryforwards	$73,138	$70,078
Valuation allowance	(73,138)	(70,078)

Net deferred tax assets	$—	$—

At June 30, 2014, the Company had approximately $215,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for The THREE AND Six Months ended June 30, 2014 and 2013

7.	Going concern

The Company has not generated any revenue, and has had no significant operations during the three and six months ended June 30, 2014 and 2013. The Company does not have any cash or cash equivalents as of June 30, 2014. As of June 30, 2014, the Company had a working capital deficiency and stockholders’ deficiency of $39,500. The Company continues to incur losses from operations and has incurred a net loss of approximately $9,000 during the six months ended June 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three months ended June 30, 2014, we realized no revenue and incurred $4,500 in operating expenses, resulting in a loss from operations and net loss in that amount. During the three months ended June 30, 2013, we realized no revenue and incurred $7,500 in operating expenses, resulting in a loss from operations in that amount and a net loss in that amount. The decrease in expenses in the second quarter of 2014 from the second quarter of 2013 was primarily determined by the period in which professional services were provided to us.

During the six months ended June 30, 2014, we realized no revenue and incurred $9,000 in operating expenses, resulting in a loss from operations and net loss in that amount. During the six months ended June 30, 2013, we realized no revenue and incurred $63,113 in operating expenses, resulting in a net loss in that amount. The higher expenses in the first quarter of 2013 were related to the expenses incurred in changing the corporate name and other transactions that followed from the change in ownership and management at the end of 2012. We do not expect to replicate those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At June 30, 2014 we had a working capital deficit of $39,500, as we had no assets and had $39,500 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used no in cash during the six months ended June 30, 2014, as we increased our accrued expenses by $9,000 during that period, which was the amount of our net loss. Our operations consumed $68,113 in cash during the six months ended June 30, 2013, which was contributed by the controlling shareholders at that time and applied to current expenses and prior accrued expenses. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2014.

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

