Form 10-K
period 2014-12-31
USA Zhimingde International Group Corp
filed 2015-04-13
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 2014.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File No. 0-52072

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Nevada	62-1299374
(State or other jurisdiction	(I.R.S. Employer ID Number)
of incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2014 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $207,131, based upon the last trade price on that date.

As of April 13, 2015, there were 1,853,207 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding USA Zhimingde International Group Corporation, its business and financial prospects. These statements represent Management’s best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

·	We have no business operations and have no assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.
·	The Company’s business plan contemplates that it will acquire an operating company in exchange for common stock. If that occurs, management will determine the nature of the company that is acquired, which is likely to be a company with which management has a pre-existing relationship. Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company. If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

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

	Bid
Quarter Ending	High	Low

March 31, 2013	$1.34	$1.00
June 30, 2013	$1.08	$1.00
September 30, 2013	$1.00	$0.06
December 31, 2013	$0.21	$0.10
March 31, 2014	$1.25	$0.10
June 30, 2014	$1.25	$0.54
September 30, 2014	$2.50	$0.75
December 31, 2014	$3.05	$1.10

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2014.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2014.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2014.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations. During the year ended December 31, 2014, we realized no revenue and incurred $58,650 in operating expenses, resulting in a loss from operations and net loss in that amount. During the year ended December 31, 2013, we realized no revenue and incurred $73,113 in operating expenses, resulting in a loss from operations and a net loss in that amount. The higher expenses in 2013, primarily in the first quarter of 2013, were related to the expenses incurred in changing the corporate name and other transactions that followed from the change in ownership and management of the Company at the end of 2012. We do not expect to replicate those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At December 31, 2014 we had a working capital deficit of $70,150, as we had no assets and had $70,150 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services. The remainder of our operating expenses during the year ended December 31, 2014 were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $19,000 in cash during the year ended December 31, 2014, as we increased our accrued expenses by $39,650 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed $55,613 in cash during the year ended December 31, 2013, which was contributed by the controlling shareholder at that time and applied to current expenses and prior accrued expenses. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

In December 2012, control of USA Zhimingde International Group Corporation was transferred to USA Zhimingde International Group, Inc., which is controlled by Zhongquan Zou, our Chief Executive Officer. During his tenure, Mr. Zou, who controls the majority shareholder, or other entities that he controls have financed our operations by making capital contributions to cover our expenses. We expect that Zhongquan Zou's controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations by any contract or other obligation.

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

Our significant accounting policies are summarized in Note 2 to our financial statements. While all these significant accounting policies impact our financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note 6 to our financial statements, that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforwards. The primary reason for the determination was the lack of certainty as to whether the Company will achieve profitable operations in the future and be able to utilize their carryforwards.

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

Item 7A Quantitative And Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

USA Zhimingde International Group Corporation

We have audited the accompanying balance sheets of USA Zhimingde International Group Corporation (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, change in stockholders’ (deficit), and cash flows for each of the years in the two year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Zhimingde International Group Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the years ended December 31, 2014 and 2013 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 7 to the financial statements, the Company has no viable operations or significant assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity. These conditions and the Company’s lack of equity and viable operations, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

Flushing, New York

April 7, 2015

USA Zhimingde International Group Corporation

BALANCE SHEETS

ASSETS	December 31, 2014	December 31, 2013
Current assets:
Cash	$—	$—
TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accrued expenses	$70,150	$30,500
Total current liabilities	70,150	30,500
Stockholders’ (deficit) (Note 5):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at December 31, 2014 and 2013	1,853	1,853
Additional paid-in capital	656,846	637,846
Deficit	(728,849)	(670,199)
Total stockholders’ (deficit)	(70,150)	(30,500)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
Operating expenses
Professional fees	$(56,650)	$(70,000)
General and administrative	(2,000)	(3,113)
Net (loss)	$(58,650)	$(73,113)
(Loss) per common share, basic and diluted (Note 2)	$(0.03)	$(0.04)
Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit)

FOR THE YEARs ENDED DECEMBER 31, 2014 AND 2013

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2012	$—	$1,853	$558,233	$(597,086)	$(13,000)
Capital contributed to support operations	—	—	55,613	—	55,613
Net loss	—	—	—	(73,113)	(73,113)

Balance, December 31, 2013	—	1,853	637,846	(670,199)	(30,500)
Capital contributed to support operations	—	—	19,000	—	19,000
Net loss	—	—	—	(58,650)	(58,650)

Balance, December 31, 2014	$—	$1,853	$656,846	$(728,849)	$(70,150)

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
Cash flows from operating activities
Net loss	$(58,650)	$(73,113)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Increase in accrued expenses	39,650	17,500

Net cash (used in) operating activities	(19,000)	(55,613)

Cash flows from financing activities
Capital contributed by stockholder	19,000	55,613

Net cash provided by financing activities	19,000	55,613

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

1.	GENERAL

Organization and Business Nature

USA Zhimingde International Group Corporation (formerly, Marketing Acquisition Corporation) (the “Company”) was incorporated on July 26, 1990 in accordance with the laws of the State of Florida as Marketing Educational Corp. On June 13, 2006, the Company was reincorporated by merger in the State of Nevada.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

2.	ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, the Company does not have any cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2014 and 2013.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2014 and 2013. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of December 31, 2014 and 2013, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have any impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

4.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014, the Company received additional capital contributions to support its operations from its major stockholder or its affiliates of $19,000. During the year ended December 31, 2013, the Company received additional capital contributions to support its operations from its stockholder or its affiliates of $55,613.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

6.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended December 31:

	2014	2013

Current	$—	$—
Deferred	(24,633)	(41,367)
Change in valuation allowance	24,633	41,367

Income tax provision (benefit)	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31:

	2014	2013

U.S. federal statutory rate	34.0%	34.0%
State and local taxes- net of federal benefit	8.0	8.0
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	December 31, 2014	December 31, 2013

Net operating loss carryforwards	$111,200	$86,567
Valuation allowance	(111,200)	(86,567)

Net deferred tax assets	$—	$—

At December 31, 2014, the Company had approximately $265,000 of federal net operating losses that may be available to offset future taxable income. The net operating loss carry over, if not utilized, will expire beginning in 2026. The amount and availability of future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity, during the year ended December 31, 2012, a change of ownership was deemed to have occurred. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS

For the years ended December 31, 2014 and 2013

6.	INCOME TAXES (CONTINUED)

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and its continuing operating losses and has therefore established a full valuation allowance.

The Company’s tax filings are subject to examination by the tax authorities. The Company’s U.S. tax returns are not subject to examination by the tax authorities for tax years before 2011.

7.	GOING CONCERN

The Company has not generated any revenue, nor any significant operations during the years ended December 31, 2014 and 2013. The Company does not have any cash or cash equivalents as of December 31, 2014. As of December 31, 2014, the Company had a working capital deficiency and stockholders’ deficiency of $70,150. The Company has incurred net losses of approximately $59,000 and $73,000 during the years ended December 31, 2014 and 2013, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to finance a potential acquisition or merger. If it is unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. The Company will continue to be dependent on additional capital contributions from its major stockholder for cash flow, which may not be available. Without the necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised.

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

For the years ended December 31, 2014 and 2013

8.	COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. There are no such matters as of December 31, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our only officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, he concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2014.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2014, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

c.              Lack of independent control over related party transactions. Zhongquan Zou is the sole director and sole officer of USA Zhimingde International Group Corporation. From time to time Mr. Zou or one of his affiliates will make loans or capital contributions to finance the operations of the Company. The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2014.

This annual report does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

Name	Age	Position with the Company	Since
Zhongquan Zou	47	Director, Chief Executive Officer, Chief Financial Officer	2012

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhongquan Zou. Mr. Zou is the founder of Beijing Zhimingde Technology Co. Ltd. and its affiliates, which are primarily engaged in the manufacture, marketing and distribution of certain herbal products in China. He has been the Chairman and President of Beijing Zhimingde Technology Co. Ltd. since 2008, the Chairman and President of ZMD Bio-engineering (HK) Group, a corporation incorporated under the laws of Hong Kong since 2008, the Chairman and President of ZMD Science and Technology Company Limited, a company incorporated under the laws of Hong Kong since 2008, and the Chairman and President of US Zhimingde International Group, LLC, a New York entity since 2010. Mr. Zou was the Chairman and General Manager of Jilin Yanbian Pharmaceutical Co. Ltd. since 1999. Mr. Zou has been Vice President of the Health Care Association of China since 2008, Vice President of the Medicine Quality Management Association of China since 2009, Member of the National Committee of the Chinese People’s Political Consultative Conference of Korean Autonomous Prefecture of Yanbian since 2010, Party Member of the China Democratic National Construction Association since 2011, and Member of the Beijing Federation of Industry and Commerce since 2011. Mr. Zou obtained a graduate degree in business management from Jinlin University in 1997.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2014.

Item 11. Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by USA Zhimingde International Group Corporation to its Chief Executive Officer during the past three fiscal years. There was no officer or employee whose compensation for 2014 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation

Zhongquan Zou	2014	--	--	--	--	--
	2013	--	--	--	--	--
	2012	--	--	--	--	--

Timothy Halter(1)	2012	--	--	--	--	--

(1)	Timothy Halter resigned from his position as Chief Executive Officer on December 7, 2012 in connection with the closing of the acquisition of control by USA Zhimingde International Group, Inc.

Employment Agreements

All of our employment arrangements with our executive are on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2014 and those options held by him on December 31, 2014.

Option Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	5%	10%
Zhongquan Zou	--	--	--	--	--	--

The following table sets forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2014 and held by them unvested at December 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

·	each shareholder known by us to own beneficially more than 5% of our common stock;
·	Zhongquan Zou;
·	each of our directors; and
·	all directors and executive officers as a group.

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

____________________________

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

Audit Fees

Wei, Wei & Co., LLP billed $15,500 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2014. Wei, Wei & Co., LLP billed $9,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2013 Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Wei, Wei & Co., LLP did not bill the Company for any Audit-Related fees in fiscal 2014 or 2013, respectively.

Tax Fees

Wei, Wei & Co., LLP did not bill the Company for any tax compliance, tax advice or tax planning in fiscal 2014 or 2013, respectively.

All Other Fees

Wei, Wei & Co., LLP did not bill the Company for any other fees in fiscal 2014 or 2013, respectively.

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
Zhongquan Zou, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 13, 2015 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhongquan Zou
Zhongquan Zou
Director
Chief Executive Officer
Chief Financial and Accounting Officer

