Form 10-Q
period 2015-03-31
USA Zhimingde International Group Corp
filed 2015-05-15
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Issuer’s Telephone Number: 212-608-8858

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes  ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒   No☐

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

May 15, 2015
Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended MARCH 31, 2015

Table of Contents

USA Zhimingde International Group Corporation

BALANCE SHEETS

ASSETS	March 31, 2015	December 31, 2014
(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$82,719	$70,150

Total current liabilities	82,719	70,150

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at March 31, 2015 and December 31, 2014	1,853	1,853
Additional paid-in capital	663,346	656,846
Deficit	(747,918)	(728,849)

Total stockholders’ (deficit)	(82,719)	(70,150)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Professional fees	$(19,069)	$(4,000)
General and administrative	—	(500)
Total operating expenses	(19,069)	(4,500)
Net (loss)	$(19,069)	$(4,500)
(Loss) per common share, basic and diluted	$(0.01)	$(0.00)
Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2015

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2014	$—	$1,853	$656,846	$(728,849)	$(70,150)

Capital contribution	—	—	6,500		6,500

Net loss	—	—	—	(19,069)	(19,069)

Balance, March 31, 2015- unaudited	$—	$1,853	$663,346	$(747,918)	$(82,719)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014 (UNAUDITED)

	2015	2014
Cash flows from operating activities
Net loss	$(19,069)	$(4,500)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Increase in accrued expenses	12,569	4,500

Net cash (used in) operating activities	(6,500)	—

Cash flows from financing activities
Capital contributed by stockholder	6,500	—

Net cash provided by financing activities	6,500	—

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For The Three months ended March 31, 2015 and 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2015 and December 31, 2014, the Company does not have any cash equivalents.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

for The Three months ended March 31, 2015 and 2014

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of March 31, 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2015. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

for The Three months ended March 31, 2015 and 2014

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of March 31, 2015 and December 31, 2014, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for The Three months ended March 31, 2015 and 2014

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have any impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective, after the recent FASB deferral, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. Adoption of this ASU is not expected to have any impact on the Company’s financial statements or disclosures.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for The Three months ended March 31, 2015 and 2014

4.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, the Company received an additional capital contribution to support its operations from its major stockholder or their affiliates of $6,500.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three months ended March 31:

	2015	2014
	(Unaudited)	(Unaudited)

Current	$—	$—
Deferred	(8,010)	(1,530)

Change in valuation allowance	8,010	1,530

Provision (benefit) for incosme taxes	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31:

	2015	2014

U.S. federal statutory rate	42.0%	34.0%
Change in valuation allowance	(42.0)	(34.0)

Effective income tax rate	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2015	December 31, 2014

Net operating loss carryforwards	$119,210	$111,200
Valuation allowance	(119,210)	(111,200)
Net deferred tax assets	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for The Three months ended March 31, 2015 and 2014

5.	INCOME TAXES (CONTINUED)

At March 31, 2015, the Company had approximately $284,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

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

The Company’s tax filings are subject to examination by tax authorities. The Company’s U.S. tax returns are not subject to examination by the tax authorities for tax years before 2011.

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the three months ended March 31, 2015 and 2014. The Company does not have any assets as of March 31, 2015. As of March 31, 2015, the Company had a working capital deficiency and stockholders’ deficiency of $82,719. The Company continues to incur losses from operations and has incurred a net loss of $19.069 during the three months ended March 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to finance a potential acquisition or merger. If unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. The Company will continue to be dependent on additional capital contributions from its major stockholder for cash flow, which may not be available. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for The Three months ended March 31, 2015 and 2014

6.	Going concern (CONTINUED)

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three months ended March 31, 2015, we realized no revenue and incurred $19,069 in operating expenses, resulting in a loss from operations and a net loss in that amount. During the three months ended March 31, 2014, we realized no revenue and incurred $4,500 in operating expenses, resulting in a loss from operations and a net loss in that amount. The higher expenses in the first quarter of 2015 occurred because, during that quarter, we filed with the SEC our annual and quarterly reports for all periods from the second quarter of 2013 through the third quarter of 2014, and incurred the expenses related to those filings. We now plan to stay current in our filing obligations, and do not expect to replicate the level of those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At March 31, 2015 we had a working capital deficit of $82,719, as we had no assets and had $82,719 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $12,569 during the quarter ended March 31, 2015. The remainder of our operating expenses during the quarter ended March 31, 2015 were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $6,500 in cash during the quarter ended March 31, 2015, as we increased our accrued expenses by $12,569 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed used no cash during the quarter ended March 31, 2014, as we increased our accrued expenses by the entire amount of our operating expenses. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

In December 2012, control of USA Zhimingde International Group Corporation was transferred to USA Zhimingde International Group, Inc., which is controlled by Zhongquan Zou, our Chief Executive Officer. During his tenure, Mr. Zou, who controls the majority shareholder, or other entities that he controls have financed our operations by making capital contributions to cover our expenses. We expect that Mr. Zou’s controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2015.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2015.

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

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: May 15, 2015	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer
and Chief Financial Officer

* * * * *

