Form 10-Q
period 2015-06-30
USA Zhimingde International Group Corp
filed 2015-08-11
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

August 11, 2015
Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended JUNE 30, 2015

Table of Contents

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

ASSETS	June 30, 2015	December 31, 2014
(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$89,917	$70,150

Total current liabilities	89,917	70,150

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at June 30, 2015 and December 31, 2014	1,853	1,853
Additional paid-in capital	665,946	656,846
Deficit	(757,716)	(728,849)

Total stockholders’ (deficit)	(89,917)	(70,150)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating expenses:
Professional fees	$(9,798)	$(4,000)	$(28,867)	$(8,000)
General and administrative	—	(500)	—	(1,000)
Total operating expenses	(9,798)	(4,500)	(28,867)	(9,000)
Net (loss)	$(9,798)	$(4,500)	$(28,867)	$(9,000)
(Loss) per common share, basic and diluted (Note 2)	$(0.01)	$(0.00)	$(0.02)	$(0.00)
Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (Unaudited) (IN U.S. $)

FOR THE SIX MONTHS ENDED JUNE 30, 2015

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2014	$—	$1,853	$656,846	$(728,849)	$(70,150)

Capital contribution	—	—	9,100		9,100

Net loss	—	—	—	(28,867)	(28,867)

Balance, June 30, 2015 - unaudited	$—	$1,853	$665,946	$(757,716)	$(89,917)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 and 2014 (UNAUDITED) (IN U.S. $)

	2015	2014
Cash flows from operating activities:
Net loss	$(28,867)	$(9,000)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Increase in accrued expenses	19,767	9,000

Net cash (used in) operating activities	(9,100)	—

Cash flows from financing activities:
Capital contributed by stockholder	9,100	—

Net cash provided by financing activities	9,100	—

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2015 and December 31, 2014, the Company does not have any cash equivalents.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for The THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2015. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $) (IN U.S. $)

for THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of June 30, 2015 and December 31, 2014, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

4.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015, the Company received an additional capital contribution to support its operations from its major stockholder or their affiliates of $9,100.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$—	$—	$—	$—
Deferred	(4,115)	(1,530)	(12,123)	(3,060)
Change in valuation allowance	4,115	1,530	12,123	3,060

	$—	$—	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the three and six months ended June 30:

	2015	2014

U.S. federal statutory rate	42.0%	42.0%
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2015	December 31, 2014

Net operating loss carryforwards	$123,325	$111,200
Valuation allowance	(123,325)	(111,200)
Net deferred tax assets	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

for THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

5.	INCOME TAXES (CONTINUED)

At June 30, 2015, the Company had approximately $294,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of the deferred tax asset will not be realized principally due to the continuing losses from operation and the change of ownership limitations and has therefore established a full valuation allowance.

The Company’s tax filings are subject to examination by tax authorities. The Company’s U.S. tax returns are not subject to examination by the tax authorities for tax years before 2011.

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the three and six months ended June 30, 2015 and 2014. The Company does not have any assets as of June 30, 2015. As of June 30, 2015, the Company had a working capital deficiency and stockholders’ deficiency of $89,917. The Company continues to incur losses from operations and has incurred a net loss of $28,867 during the six months ended June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

for THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three and six months ended June 30, 2015, we realized no revenue and incurred $9,798 and $28867, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. During the three and six months ended June 30, 2014, we realized no revenue and incurred $4,500 and $9,000, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. The higher expenses in the first quarter of 2015 occurred because, during that quarter, we filed with the SEC our annual and quarterly reports for all periods from the second quarter of 2013 through the third quarter of 2014, and incurred the expenses related to those filings. We now plan to stay current in our filing obligations.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At June 30, 2015 we had a working capital deficit of $89,917, as we had no assets and had $89,917 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $19,767 during the six months ended June 30, 2015. The remainder of our operating expenses during that six month period were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $9,100 in cash during the six months ended June 30, 2015, as we increased our accrued expenses by $19,767 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed used no cash during the six months ended June 30, 2014, as we increased our accrued expenses by the entire amount of our operating expenses. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2015.

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

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2015.

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

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: August 11, 2015	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer
and Chief Financial Officer

* * * * *

