Form 10-Q
period 2015-09-30
USA Zhimingde International Group Corp
filed 2015-11-16
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

November 13, 2015

Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended SEPTEMBER 30, 2015

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

SEPTEMBER 30, 2015 AND 2014

ASSETS	September 30, 2015	December 31, 2014
	(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$95,584	$70,150

Total current liabilities	95,584	70,150

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at September 30, 2015 and December 31, 2014	1,853	1,853
Additional paid-in capital	671,319	656,846
Deficit	(768,756)	(728,849)

Total stockholders’ (deficit)	(95,584)	(70,150)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Professional fees	$(11,039)	$(4,000)	$(39,907)	$(12,000)
General and administrative	—	(500)	—	(1,500)
Total operating expenses	(11,039)	(4,500)	(39,907)	(13,500)
Net (loss)	$(11,039)	$(4,500)	$(39,907)	$(13,500)
(Loss) per common share, basic and diluted (Note 2)	$(0.01)	$(0.00)	$(0.02)	$(0.01)
Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (Unaudited) (in u.s. $)

FOR THE NINE MONTHS ENDED sEPTEMBER 30, 2015

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	$—	$1,853	$656,846	$(728,849)	$(70,150)
Capital contribution	—	—	14,473	—	14,473
Net loss	—	—	—	(39,907)	(39,907)
Balance, September 30, 2015- unaudited	$—	$1,853	$671,319	$(768,756)	$(95,584)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014

	2015	2014
Cash flows from operating activities:
Net loss	$(39,907)	$(13,500)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accrued expenses	25,434	4,500

Net cash (used in) operating activities	(14,473)	(9,000)

Cash flows from financing activities:
Capital contributed by stockholder	14,473	9,000

Net cash provided by financing activities	14,473	9,000

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended SEPTEMBER 30, 2015 and 2014

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

For The Three AND NINE months ended SEPTEMBER 30, 2015 and 2014

2.	ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The unaudited financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2014, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2015 and December 31, 2014, the Company does not have any cash or cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended September 30, 2015 and 2014

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and penalties in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30, 2015 and 2014. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and nine months ended September 30, 2015 and 2014.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended SEPTEMBER 30, 2015 and 2014

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash and accrued expenses, approximated their fair values due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 deferring the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU. This accounting standard update is not expected to have any impact on the Company’s financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended sEPTEMBER 30, 2015 and 2014

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This Guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company’s fiscal year beginning June 1, 2016. Early adoption is permitted for financial statements not previously issued. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended sEPTEMBER 30, 2015 and 2014

4.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015, the Company received an additional capital contribution to support its operations from its major stockholder or his affiliate of $14,473.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	$—	$—	$—	$—
Deferred	(4,636)	(1,530)	(16,761)	(4,590)
Change in valuation allowance	4,636	1,530	16,761	4,590

	$—	$—	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the three months ended September 30:

	For the three months ended September 30
	2015	2014
U.S. federal statutory rate	42.0%	42.0%
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	—%	—%

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended SEPTEMBER 30, 2015 and 2014

5.	INCOME TAXES (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the nine months ended September 30:

	For the nine months ended September 30
	2015	2014
U.S. federal statutory rate	42.0%	42.0%
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2015	December 31, 2014
Net operating loss carryforwards	$127,961	$111,200
Valuation allowance	(127,961)	(111,200)

Net deferred tax assets	$—	$—

At September 30, 2015, the Company had approximately $305,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. Through 2035, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance.

The Company’s U.S. tax returns are subject to examination by the tax authorities for tax years 2012, 2013 and 2014.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended SEPTEMBER 30, 2015 and 2014

6.	GOING CONCERN

The Company has not generated any revenue, and has had no significant operations during the three and nine months ended September 30, 2015 and 2014. The Company does not have any assets as of September 30, 2015. As of September 30, 2015, the Company had a working capital deficiency and stockholders’ deficiency of $95,584. The Company continues to incur losses from operations and has incurred a net loss of $11,039 and $39,907 during the three and nine months ended September 30, 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there can be no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to finance a potential acquisition or merger. If unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. The Company will continue to be dependent on additional capital contributions from its major stockholder for cash flow, which may not be available. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three and nine months ended September 30, 2015, we realized no revenue and incurred $11,039 and $39,907, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. During the three and nine months ended September 30, 2014, we realized no revenue and incurred $4,500 and $13,500, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. The higher expenses in 2015 occurred primarily because, during 2015, we filed with the SEC our annual and quarterly reports for all periods from the second quarter of 2013 through the third quarter of 2014, and incurred the expenses related to those filings in addition to the expenses related to our 2015 filings. We now plan to stay current in our filing obligations.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At September 30, 2015 we had a working capital deficit of $95,584, as we had no assets and had $95,584 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $25,434 during the nine months ended September 30, 2015. The remainder of our operating expenses during that nine month period were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $14,473 in cash during the nine months ended September 30, 2015, as we increased our accrued expenses by $25,434 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed $9,000 in cash during the nine months ended September 30, 2014, as we increased our accrued expenses by $4,500 and funded the remainder of our operating expenses with capital contributions. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on capital contributions to sustain our operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

  There are no management controls, as a single person functions as sole officer and sole member of the Board of Directors.
  Having only one individual responsible for accounting functions prevents us from segregating duties within our internal control system.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2015.

Changes in Internal Controls. There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.
Item 1A	Risk Factors
Not applicable.
Item 2.	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
None.
(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2015.

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

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: November 16, 2015	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer
and Chief Financial Officer

