Form 10-K
period 2015-12-31
USA Zhimingde International Group Corp
filed 2016-03-30
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015.

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

Issuer’s Telephone Number, including Area Code: 212-608-8858

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 30, 2015 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $497,115, based upon the last trade price on that date.

As of March 29, 2016, there were 1,853,207 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

It is likely that we will effectuate a business combination with a target whose business operations and place of formation are located in the People’s Republic of China. In particular, we may combine with one or more entities that Mr. Zou owns or controls. In such event, we may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, we may encounter ongoing business risks associated with uncertain legal systems and applications of law, uncertain economic policies and potential political and economic instability.

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

	Bid
Quarter Ending	High	Low

March 31, 2014	$1.25	$0.10
June 30, 2014	$1.25	$0.54
September 30, 2014	$2.50	$0.75
December 31, 2014	$3.05	$1.10

March 31, 2015	$3.05	$1.11
June 30, 2015	$3.15	$1.10
September 30, 2015	$3.58	$1.00
December 31, 2015	$1.00	$0.76

(b) Shareholders

Our shareholders list contains the names of 363 registered stockholders of record of the Company’s Common Stock.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2015.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2015.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2015.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations. During the year ended December 31, 2015, we realized no revenue and incurred $53,323 in operating expenses, resulting in a loss from operations and net loss in that amount. During the year ended December 31, 2014, we realized no revenue and incurred $58,650 in operating expenses, resulting in a loss from operations and a net loss in that amount. The expenses in these years represent the costs of maintaining the Company as an SEC reporting company, as well as expenses related to maintaining the Company’s corporate existence.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect any significant change in the level of these expenses, unless the Company acquires or initiates business operations.

Liquidity and Capital Resources

At December 31, 2015 we had a working capital deficit of $104,540, as we had no assets and had $104,540 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services. The remainder of our operating expenses during the year ended December 31, 2015 were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $18,933 in cash during the year ended December 31, 2015, as we increased our accrued expenses by $34,390 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

Mr. Zou, our Chief Executive Officer, who controls the majority shareholder, or other entities that he controls have financed our operations by making capital contributions to cover our expenses. We expect that Mr. Zou’s controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary. Our management is not required to fund our operations by any contract or other obligation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

USA Zhimingde International Group Corporation

We have audited the accompanying balance sheets of USA Zhimingde International Group Corporation (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, change in stockholders’ (deficit), and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Zhimingde International Group Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the years ended December 31, 2015 and 2014 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 6 to the financial statements, the Company has no viable operations or significant assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity. These conditions and the Company’s lack of equity and viable operations, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

Flushing, New York

March 25, 2016

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

DECEMBER 31, 2015 AND 2014

	December 31,
ASSETS	2015	2014

Current assets:
Cash	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accrued expenses	$104,540	$70,150

Total current liabilities	104,540	70,150

Stockholders’ (deficit) (Note 5):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding
	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at December 31, 2015 and 2014	1,853	1,853
Additional paid-in capital	675,779	656,846
Deficit	(782,172)	(728,849)

Total stockholders’ (deficit)	(104,540)	(70,150)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Operating expenses:
Professional fees	$(53,323)	$(56,650)
General and administrative	—	(2,000)

Total operating expenses	(53,323)	(58,650)

Net (loss)	$(53,323)	$(58,650)

(Loss) per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (IN U.S. $)

FOR THE YEARs ENDED DECEMBER 31, 2015 AND 2014

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, December 31, 2013	$1,853	$637,846	$(670,199)	$(30,500)

Capital contributed to support operations	—	19,000	—	19,000
Net loss	—	—	(58,650)	(58,650)

Balance, December 31, 2014	1,853	656,846	(728,849)	(70,150)

Capital contributed to support operations	—	18,933	—	18,933
Net loss	—	—	(53,323)	(53,323)

Balance, December 31, 2015	$1,853	$675,779	$(782,172)	$(104,540)

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net (loss)	$(53,323)	$(58,650)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accrued expenses	34,390	39,650

Net cash (used in) operating activities	(18,933)	(19,000)

Cash flows from financing activities
Capital contributed by stockholder	18,933	19,000

Net cash provided by financing activities	18,933	19,000

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1.	GENERAL

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

Basis of Accounting and Presentation

The accompanying financial statements have been prepared using the accrual basis in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, the Company does not have any cash or cash equivalents.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2015 and 2014. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the years ended December 31, 2015 and 2014, reflected in the accompanying statements of operation. There were no dilutive shares outstanding during the year ended December 31, 2015 and 2014.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1 - quoted prices in active markets for identical assets or liabilities

•	Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly.

•	Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to the fair value markets.

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including accrued expenses, approximated its fair value due to the short maturity of these financial instruments. There were no changes in methods or assumptions during the periods presented.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16: Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” This Guidance requires debt issuance costs to be presented in the balance sheet as a reduction of the related debt liability rather than an asset. This guidance is effective for annual reporting periods, including interim periods, beginning after December 15, 2015, and is applicable to the Company’s fiscal year beginning June 1, 2016. Early adoption is permitted for financial statements not previously issued. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective, after the recent FASB deferral ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

4.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2015 and 2014, the Company received additional capital contributions to support its operations from its major stockholder or its affiliates of $18,933 and $19,000, respectively.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2015 and 2014:

	2015	2014

Current	$—	$—
Deferred	(22,400)	(24,633)
Change in valuation allowance	22,400	24,633

Income tax provision (benefit)	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31:

	2015	2014

U.S. federal statutory rate	42.0%	42.0%
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	—%	—%

Deferred tax assets are comprised of the following:

	December 31,
	2015	2014

Net operating loss carryforwards	$133,600	$111,200
Valuation allowance	(133,600)	(111,200)

Net deferred tax assets	$—	$—

At December 31, 2015, the Company had approximately $318,000 of federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. Through 2035, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

5.	INCOME TAXES (CONTINUED)

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance increased by $22,400 and $22,633 during the years ended December 31, 2015 and 2014, respectively.

The tax years ended December 31, 2012, 2013 and 2014 remain open to examination by the IRS.

6.	Going concern

The Company has not generated any revenue, nor any significant operations during the years ended December 31, 2015 and 2014. The Company does not have any assets as of December 31, 2015. As of December 31, 2015, the Company had a working capital deficiency and a stockholders’ deficit of $104,540. The Company continues to incur losses from operations and has incurred a net loss of approximately $53,000 and $59,000 during the years ended December 31, 2015 and 2014, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there can be no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to finance a potential acquisition or merger. If unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. The Company will continue to be dependent on additional capital contributions from its major stockholder for cash flow, which may not be available. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time necessary funds could be raised.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our only officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, he concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2015.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

b.           Outsourcing the accounting operations of our company. Because there is only one person in our administration, we outsource most of the accounting functions of our Company to an independent accountant. This accountant is not directly supervised by the Company’s management. This is a material weakness because it could result in differences between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accountant.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2015.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhongquan Zou	48	Director, Chief Executive Officer,	2012
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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2015.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by USA Zhimingde International Group Corporation to its Chief Executive Officer during the past three fiscal years. There was no officer or employee whose compensation for 2015 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhongquan Zou	2015	—	—	—	—	—
	2014	—	—	—	—	—
	2013	—	—	—	—	—

Employment Agreements

All of our employment arrangements with our executive are on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2015 and those options held by him on December 31, 2015.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhongquan Zou	—	—	—	—	—	—

The following table sets forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2015 and held by them unvested at December 31, 2015.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Zhongquan Zou	—	—

Compensation of Directors

The member of our Board of Directors receives no compensation for his services on the Board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

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

(1) Represents shares owned of record by USA Zhimingde International Group, Inc., as to which Mr. Zou is the controlling shareholder and sole director.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

None.

Director Independence

The member of the Board of Directors is not independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 14.	Principal Accountant Fees and Services

Audit Fees

Wei, Wei & Co., LLP billed $16,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2015. Wei, Wei & Co., LLP billed $15,500 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2014 Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Wei, Wei & Co., LLP did not bill the Company for any Audit-Related fees in fiscal 2015 or 2014, respectively.

Tax Fees

Wei, Wei & Co., LLP did not bill the Company for any tax compliance, tax advice or tax planning in fiscal 2015 or 2014, respectively.

All Other Fees

Wei, Wei & Co., LLP did not bill the Company for any other fees in fiscal 2015 or 2014, respectively.

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
Zhongquan Zou, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on March 30, 2016 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhongquan Zou
Zhongquan Zou, Director
Chief Executive Officer, Chief
Financial and Accounting Officer

