Form 10-Q
period 2016-03-31
USA Zhimingde International Group Corp
filed 2016-05-16
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

May 16, 2016

Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended MARCH 31, 2016

USA Zhimingde International Group Corporation

BALANCE SHEETS

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accrued expenses	$107,738	$104,540

Total current liabilities	107,738	104,540

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at March 31, 2016 and December 31, 2015	1,853	1,853
Additional paid-in capital	682,779	675,779
Deficit	(792,370)	(782,172)

Total stockholders’ (deficit)	(107,738)	(104,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

2

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Professional fees	$(10,198)	$(19,069)

Net (loss)	$(10,198)	$(19,069)

(Loss) per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2016

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2015	$—	$1,853	$675,779	$(782,172)	$(104,540)

Capital contribution	—	—	7,000	—	7,000

Net loss	—	—	—	(10,198)	(10,198)

Balance, March 31, 2016- unaudited	$—	$1,853	$682,779	$(792,370)	$(107,738)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 and 2015 (UNAUDITED)

	2016	2015
Cash flows from operating activities
Net loss	$(10,198)	$(19,069)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accrued expenses	3,198	12,569

Net cash (used in) operating activities	(7,000)	(6,500)

Cash flows from financing activities
Capital contributed by stockholder	7,000	6,500

Net cash provided by financing activities	7,000	6,500

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For The Three months ended March 31, 2016 and 2015

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

For The Three months ended March 31, 2016 and 2015

2.	ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2016 and December 31, 2015, the Company does not have any cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of March 31, 2016.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2016. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

For The Three months ended March 31, 2016 and 2015

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

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of March 31, 2016 and December 31, 2015, there were no common stock equivalents outstanding.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2016 and 2015

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

For The Three months ended March 31, 2016 and 2015

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

4.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016 and 2015, the Company received additional capital contributions to support its operations from its major stockholder or its affiliates of $7,000 and $6,500, respectively.

5.

INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three months ended March 31:

	2016	2015
	(Unaudited)	(Unaudited)

Current	$—	$—
Deferred	(4,283)	(8,010)

Change in valuation allowance	4,283	8,010

Provision (benefit) for income taxes	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2016 and 2015

5.	INCOME TAXES (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31:

	2016	2015

U.S. federal statutory rate	34.0%	34.0%
State Taxes	6.0%	6.0%
Change in valuation allowance	(40.0)	(40.0)

Effective income tax rate	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2016	December 31, 2015

Net operating loss carryforwards	$137,883	$133,600
Valuation allowance	(137,883)	(133,600)

Net deferred tax assets	$—	$—

At March 31, 2016, the Company had approximately $328,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and its continuing losses and has therefore established a full valuation allowance. The valuation allowance increased by $4,283 and $8,010 during the three months ended March 31, 2016 and 2015, respectively.

The tax years ended December 31, 2013, 2014 and 2015 remain open to examination by the IRS.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2016 and 2015

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the three months ended March 31, 2016 and 2015. The Company does not have any assets as of March 31, 2016. As of March 31, 2016, the Company had a working capital deficiency and stockholders’ deficiency of $107,738. The Company continues to incur losses from operations and has incurred a net loss of $10,198 and $19,069 during the three months ended March 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three months ended March 31, 2016, we realized no revenue and incurred $10,198 in operating expenses, resulting in a loss from operations and a net loss in that amount. During the three months ended March 31, 2015, we realized no revenue and incurred $19,069 in operating expenses, resulting in a loss from operations and a net loss in that amount. The higher expenses in the first quarter of 2015 occurred because, during that quarter, we filed with the SEC our annual and quarterly reports for all periods from the second quarter of 2013 through the third quarter of 2014, and incurred the expenses related to those filings. We now plan to stay current in our filing obligations, and do not expect to replicate the level of those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At March 31, 2016 we had a working capital deficit of $107,738, as we had no assets and had $107,738 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $3,198 during the quarter ended March 31, 2016. The remainder of our operating expenses during the quarter ended March 31, 2016 were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $7,000 in cash during the quarter ended March 31, 2016, as we increased our accrued expenses by $3,198 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed used $6,500 in cash during the quarter ended March 31, 2015, as we increased our accrued expenses by $12,569 and received $6,500 as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

In December 2012, control of USA Zhimingde International Group Corporation was transferred to USA Zhimingde International Group, Inc., which is controlled by Zhongquan Zou, our Chief Executive Officer. Mr. Zou controls the majority shareholder, and that entity or other entities that he controls have financed our operations by making capital contributions to cover our expenses. We expect that Mr. Zou’s controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2016. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2016.

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

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2016.

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

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: May 16, 2016	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer
and Chief Financial Officer

