Form 10-Q
period 2016-06-30
USA Zhimingde International Group Corp
filed 2016-08-15
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

August 15, 2016
Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended JUNE 30, 2016

USA Zhimingde International Group Corporation

BALANCE SHEETS

ASSETS	June 30, 2016	December 31, 2015
	(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$114,936	$104,540

Total current liabilities	114,936	104,540

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at June 30, 2016 and December 31, 2015	1,853	1,853
Additional paid-in capital	685,779	675,779
Deficit	(802,568)	(782,172)

Total stockholders’ (deficit)	(114,936)	(104,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating expenses:
Professional fees	$(10,198)	$(9,798)	$(20,396)	$(28,867)
General and administrative	—	—	—	—

Total operating expenses	(10,198)	(9,798)	(20,396)	(28,867)

Net (loss)	$(10,198)	$(9,798)	$(20,396)	$(28,867)

(Loss) per common share, basic and diluted (Note 2)	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (Unaudited) (IN U.S. $)

FOR THE six MONTHS ENDED JUNE 30, 2016

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2015	$—	$1,853	$675,779	$(782,172)	$(104,540)

Capital contribution	—	—	10,000	—	10,000

Net loss	—	—	—	(20,396)	(20,396)

Balance, June 30, 2016 – unaudited	$—	$1,853	$685,779	$(802,568)	$(114,936)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 and 2015 (UNAUDITED) (IN U.S. $)

	2016	2015

Cash flows from operating activities:
Net (loss)	$(20,396)	$(28,867)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Increase in accrued expenses	10,396	19,767

Net cash (used in) operating activities	(10,000)	(9,100)

Cash flows from financing activities:
Capital contributed by stockholder	10,000	9,100

Net cash provided by financing activities	10,000	9,100

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended june 30, 2016 and 2015

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

The unaudited interim financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNE 30, 2016 and 2015

2.	ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2016 and December 31, 2015, the Company does not have any cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2016.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNE 30, 2016 and 2015

2.	ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2016. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

●	Level 1 - quoted prices in active markets for identical assets or liabilities.

●	Level 2 - inputs other than quoted prices in active markets that are observable, either directly or indirectly.

●	Level 3 - inputs based on prices or valuation techniques that are both unobservable and significant to the fair value markets.

The carrying amounts of the Company’s liabilities approximate fair value due to the short-term nature of these instruments.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNE 30, 2016 and 2015

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of June 30, 2016 and December 31, 2015, there were no common stock equivalents outstanding.

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

For The Three AND SIX months ended june 30, 2016 and 2015

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

During the six months ended June 30, 2016, the Company received an additional capital contribution to support its operations from its major stockholder or their affiliates of $10,000.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNe 30, 2016 and 2015

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$—	$—	$—	$—
Deferred	(4,283)	(4,115)	(8,566)	(12,123)
Change in valuation allowance	4,283	4,115	8,566	12,123

	$—	$—	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

U.S. federal statutory rate	42.0%	42.0%	42.0%	42.0%
Change in valuation allowance	42.0	42.0	42.0	42.0

Effective income tax rate	—%	—%	—%	—%

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNe 30, 2016 and 2015

5.	INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2016	December 31, 2015
	(Unaudited)
Net operating loss carryforwards	$142,162	$133,600
Valuation allowance	(142,162)	(133,600)

Net deferred tax assets	$—	$—

At June 30, 2016, the Company had approximately $338,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance were $4,283 and $4,115 for the three months ended June 30, 2016 and 2015, respectively, and $8,566 and 12,123 for the six months ended June 30 2016 and 2015.

No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2016 and 2015.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNE 30, 2016 and 2015

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the six months ended June 30, 2016 and 2015. The Company does not have any assets as of June 30, 2016. As of June 30, 2016, the Company had a working capital deficiency and stockholders’ deficiency of $114,936. The Company continues to incur losses from operations and has incurred a net loss of $10,198 and $9,798 during the three months ended June 30, 2016 and 2015, respectively, and $20,396 and $28,867 during the six months ended June 30, 2016 and 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

We currently have no assets and no operations. During the three and six months ended June 30, 2016, we realized no revenue and incurred $10,198 and $20,396, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. During the three and six months ended June 30, 2015, we realized no revenue and incurred $9,798 and $28,867, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. The higher expenses in the first quarter of 2015 occurred because, during that quarter, we filed with the SEC our annual and quarterly reports for all periods from the second quarter of 2013 through the third quarter of 2014, and incurred the expenses related to those filings. We now plan to stay current in our filing obligations, and do not expect to replicate the level of those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At June 30, 2016 we had a working capital deficit of $114,936, as we had no assets and had $114,936 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $10,396 during the six months ended June 30, 2016. The remainder of our operating expenses during that six month period were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $10,000 in cash during the six months ended June 30, 2016, as we increased our accrued expenses by $10,396 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations consumed used $9,100 in cash during the six months ended June 30, 2015, as we increased our accrued expenses by $19,767 and received the remainder of our operating expenses as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

In December 2012, control of USA Zhimingde International Group Corporation was transferred to USA Zhimingde International Group, Inc., which is controlled by Zhongquan Zou, our Chief Executive Officer. The majority shareholder, or other entities that Mr. Zou controls have financed our operations by making capital contributions to cover our expenses. We expect that Mr. Zou’s controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary. Our management is not required to fund our operations by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2016. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●	There are no management controls, as a single person functions as sole officer and sole member of the Board of Directors.

●	Having only one individual responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Most of our accounting functions are outsourced, which limits our ability to assure that our accounting policies are applied consistently.

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2016.

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

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2016.

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

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: August 15, 2016	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer and Chief Financial Officer

