Form 10-Q
period 2016-09-30
USA Zhimingde International Group Corp
filed 2016-11-14
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

November 14, 2016

Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended SEPTEMBER 30, 2016

USA Zhimingde International Group Corporation

BALANCE SHEETS

ASSETS	September 30, 2016	December 31, 2015
	(Unaudited)
Current assets:
Cash	$—	$—
Total current assets	—	—
TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)
Current liabilities:
Accrued expenses	$122,134	$104,540
Total current liabilities	122,134	104,540
Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at September 30, 2016 and December 31, 2015	1,853	1,853
Additional paid-in capital	688,779	675,779
Deficit	(812,766)	(782,172)
Total stockholders’ (deficit)	(122,134)	(104,540)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Professional fees	$(10,198)	$(11,039)	$(30,594)	$(39,907)
General and administrative	—	—	—	—
Total operating expenses	(10,198)	(11,039)	(30,594)	(39,907)
Net (loss)	$(10,198)	$(11,039)	$(30,594)	$(39,907)
(Loss) per common share, basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (Unaudited) (IN U.S. $)

FOR THE nine MONTHS ENDED september 30, 2016

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2015	$—	$1,853	675,779	$(782,172)	$(104,540)
Capital contribution	—	—	13,000	—	13,000
Net loss	—	—	—	(30,594)	(30,594)
Balance, September 30, 2016- unaudited	$—	$1,853	688,779	$(812,766)	$(122,134)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net (loss)	$(30,594)	$(39,907)
Adjustment to reconcile net loss to net cash
(used in) operating activities:
Increase in accrued expenses	17,594	25,434
Net cash (used in) operating activities	(13,000)	(14,473)
Cash flows from financing activities:
Capital contributed by stockholder	13,000	14,473
Net cash provided by financing activities	13,000	14,473
Net increase in cash	—	—
Cash, beginning of period	—	—
Cash, end of period	$—	$—
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended SEPTEMBER 30, 2016 and 2015

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

The unaudited interim financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2016 and 2015

2.	ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2016 and December 31, 2015, the Company does not have any cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30, 2016.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2016 and 2015

2.	ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2016. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2016 and 2015

2.

ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of September 30, 2016 and December 31, 2015, there were no common stock equivalents outstanding.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration is contract inception, variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition. The implementation guidelines follow ASU No. 2014-09.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2016 and 2015

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In April, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas. The implementation guidelines follow ASU No. 2014-09.

In March, 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent. The implementation guidelines follow ASU No. 2014-09.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The standard is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued, but would be retroactively applied to the beginning of the year that includes the interim period. The standard requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the standard in its entirety at fair value with changes in fair value recognized in earnings. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2016 and 2015

3.

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This new guidance effectively removes the retroactive application imposed in current guidance when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard becomes effective for the Company on January 1, 2017. Early adoption is permissible. The Company does not anticipate the adoption of ASU 2015-11 to have a material impact on the consolidated financial statements and related disclosures.

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2017, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2016 and 2015

4.

RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016, the Company received an additional capital contribution to support its operations from its major stockholder or its affiliates of $13,000.

5.

 INCOME TAXES

The provision (benefit) for income taxes consisted of the following:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current	—	$—	$—	$—
Deferred	(4,283)	(4,636)	(12,849)	(16,761)
Change in valuation allowance	4,283	4,636	12,849	16,761
	—	$—	$—	$—

The following table reconciles the effective income tax rates with the statutory rates:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. federal statutory rate	42.0%	42.0%	42.0%	42.0%
Change in valuation allowance	42.0	42.0	42.0	42.0
Effective income tax rate	—%	—%	—%	—%

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2016 and 2015

5.

INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Net operating loss carryforwards	$146,445	$133,596
Valuation allowance	(146,445)	(133,596)
Net deferred tax assets	$—	$—

At September 30, 2016, the Company had approximately $348,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance were $4,283 and $4,636 for the three months ended September 30, 2016 and 2015, respectively, and $12,849 and $16,761 for the nine months ended September 30 2016 and 2015.

No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2016 and 2015.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2016 and 2015

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the nine months ended September 30, 2016 and 2015. The Company does not have any assets as of September 30, 2016. As of September 30, 2016, the Company had a working capital deficiency and stockholders’ deficiency of $122,134. The Company continues to incur losses from operations and has incurred a net loss of $10,198 and $11,039 during the three months ended September 30, 2016 and 2015, respectively, and $30,594 and $39,907 during the nine months ended September 30, 2016 and 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three and nine months ended September 30, 2016, we realized no revenue and incurred $10,198 and $30,594, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. During the three and nine months ended September 30, 2015, we realized no revenue and incurred $11,039 and $39,907, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. The greater expenses in the nine months ended September 30, 2015 occurred because, during the first quarter of 2015, we filed with the SEC our annual and quarterly reports for all periods from the second quarter of 2013 through the third quarter of 2014, and incurred the expenses related to those filings. We now plan to stay current in our filing obligations, and do not expect to replicate the level of those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At September 30, 2016 we had a working capital deficit of $122,134, as we had no assets and had $122,134 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $17,594 during the nine months ended September 30, 2016. The remainder of our operating expenses during that nine month period were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $13,000 in cash during the nine months ended September 30, 2016, as we increased our accrued expenses by $17,594 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations used $14,473 in cash during the nine months ended September 30, 2015, as we increased our accrued expenses by $25,434 and received the remainder of our operating expenses as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

In December 2012, control of USA Zhimingde International Group Corporation was transferred to USA Zhimingde International Group, Inc., which is controlled by Zhongquan Zou, our Chief Executive Officer. The majority shareholder, or other entities that Mr. Zou controls, have financed our operations by making capital contributions to cover our expenses. We expect that Mr. Zou’s controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months, if necessary.  Our management is not required to fund our operations by any contract or other obligation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2016. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2016.

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
(a) Unregistered sales of equity securities
None.
(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2016.

Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information.
None.
Item 6.	Exhibits
	31	Rule 13a-14(a) Certification
	32	Rule 13a-14(b) Certification
	101.INS	XBRL Instance
	101.SCH	XBRL Schema
	101.CAL	XBRL Calculation
	101.DEF	XBRL Definition
	101.LAB	XBRL Label
	101.PRE	XBRL Presentation
17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: November 14, 2016	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer and Chief Financial Officer

