Form 10-K
period 2016-12-31
USA Zhimingde International Group Corp
filed 2017-04-04
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 30, 2016 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $8,451, based upon the last trade price on that date.

As of April 4, 2017, there were 1,853,207 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding USA Zhimingde International Group Corporation, its business and financial prospects. These statements represent Management’s best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

●	We have no business operations and have no assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.

●	The Company’s business plan contemplates that it will acquire an operating company in exchange for common stock. If that occurs, management will determine the nature of the company that is acquired, which is likely to be a company with which management has a pre-existing relationship. Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company. If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

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

	Bid
Quarter Ending	High	Low

March 31, 2015	$3.05	$1.11
June 30, 2015	$3.15	$1.10
September 30, 2015	$3.58	$1.00
December 31, 2015	$1.00	$0.76

March 31, 2016	$0.76	$0.051
June 30, 2016	$0.051	$0.051
September 30, 2016	$0.051	$0.0081
December 31, 2016	$0.0082	$0.0081

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2016.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2016.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2016.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations. During the year ended December 31, 2016 we realized no revenue and incurred $46,003 in operating expenses, resulting in a loss from operations and net loss in that amount. During the year ended December 31, 2015, we realized no revenue and incurred $53,323 in operating expenses, resulting in a loss from operations and a net loss in that amount. The expenses in these years represent the costs of maintaining the Company as an SEC reporting company, as well as expenses related to maintaining the Company’s corporate existence. Our expenses were greater in 2015 because, during the first quarter of 2015, we filed with the SEC our annual and quarterly reports for all periods from the second quarter of 2013 through the third quarter of 2014, and incurred the expenses related to those filings. We now plan to stay current in our filing obligations, and do not expect to replicate the level of those expenses until we acquire an operating business.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect any significant change in the level of these expenses, unless the Company acquires or initiates business operations.

Liquidity and Capital Resources

At December 31, 2016 we had a working capital deficit of $130,832, as we had no assets and had $130,832 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services, which increased by $26,292 during 2016. The remainder of our $40,003 in operating expenses during the year ended December 31, 2016 were paid by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used no cash during the year ended December 31, 2016, as we increased our accrued expenses by $26,292 during that period and the remainder of our expenses were paid by our majority shareholder as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and

Stockholders of USA Zhimingde International Group Corporation

We have audited the accompanying balance sheets of USA Zhimingde International Group Corporation (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, change in stockholders’ (deficit), and cash flows for each of the years in the two year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of USA Zhimingde International Group Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements as of and for the years ended December 31, 2016 and 2015 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 6 to the financial statements, the Company has no viable operations or significant assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity. These conditions and the Company’s lack of equity and viable operations, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ Wei, Wei & Co., LLP

Wei, Wei & Co., LLP

Flushing, New York

April 3, 2017

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S.$)
DECEMBER 31, 2016 AND 2015

	December 31,
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	2016	2015

Current liabilities:
Accrued expenses	$130,832	$104,540

Total current liabilities	130,832	104,540

Stockholders’ (deficit) (Note 5):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at December 31, 2016 and 2015	1,853	1,853
Additional paid-in capital	695,490	675,779
(Deficit)	(828,175)	(782,172)

Total stockholders’ (deficit)	(130,832)	(104,540)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (IN U.S.$)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Operating expenses:
Professional fees	$(46,003)	$(53,323)

Net (loss)	$(46,003)	$(53,323)

(Loss) per common share, basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (IN U.S. $)

FOR THE YEARs ENDED DECEMBER 31, 2016 AND 2015

	Common Stock	Additional Paid-in Capital	Deficit	Total
Balance, December 31, 2014	$1,853	656,846	(728,849)	(70,150)

Capital contributed to support operations	—	18,933	—	18,933
Net loss	—	—	(53,323)	(53,323)

Balance, December 31, 2015	1,853	675,779	(782,172)	(104,540)

Capital contributed to support operations	—	19,711	—	19,711
Net loss	—	—	(46,003)	(46,003)

Balance, December 31, 2016	$1,853	$695,490	$(828,175)	$(130,832)

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

	2016	2015
Cash flows from operating activities
Net (loss)	$(46,003)	$(53,323)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accrued expenses	26,292	34,390
Accrued expenses paid by shareholder	19,711	18,933

Net cash (used in) operating activities	—	—

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Noncash financing activities:

Additional capital contribution for payment of accrued expenses directly by shareholder	$19,711	$18,933

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

For the years ended December 31, 2016 and 2015

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

On December 7, 2012, USA Zhimingde International Group Inc., a New Jersey corporation (“Zhimingde Inc.”) purchased 1,687,502 shares of the Company’s common stock from Halter Financial Investments, L.P., Glenn A. Little and The Halter Group, Inc. pursuant to a Securities Purchase Agreement (the “Purchase”). Following the Purchase, Zhimingde Inc. owned approximately 91% of the voting securities of the Company. The Purchase resulted in a change in control of the Company. Subsequently, the Company changed its name to USA Zhimingde International Group Corporation, effective on February 4, 2013.

2.	ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying financial statements have been prepared using the accrual basis in accordance with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2016 and 2015, the Company does not have any cash or cash equivalents.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

For the years ended December 31, 2016 and 2015

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2016 and 2015. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2016 and 2015

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the years ended December 31, 2016 and 2015, reflected in the accompanying statements of operation. There were no dilutive shares outstanding during the year ended December 31, 2016 and 2015.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value as follows:

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

for the years ended December 31, 2016 and 2015

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU 2015-17), which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2016 and 2015

4.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2016 and 2015, the Company received additional capital contributions to support its operations from its major stockholder or his affiliates of $19,711 and $18,933, respectively.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2016 and 2015:

	2016	2015

Current	$—	$—
Deferred	(19,300)	(22,400)
Change in valuation allowance	19,300	22,400

Income tax provision (benefit)	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31:

	2016	2015

U.S. federal statutory rate	42.0%	42.0%
Change in valuation allowance	(42.0)	(42.0)

Effective income tax rate	—%	—%

Deferred tax assets are comprised of the following:

	December 31,
	2016	2015

Net operating loss carryforwards	$152,900	$133,600
Valuation allowance	(152,900)	(133,600)

Net deferred tax assets	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2016 and 2015

5.	INCOME TAXES (CONTINUED)

At December 31, 2016, the Company had approximately $364,000 of federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2026. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance increased by $19,300 and $22,400 during the years ended December 31, 2016 and 2015, respectively.

The tax years ended December 31, 2013, 2014 and 2015 remain open to examination by the taxing authorities.

6.	Going concern

The Company has not generated any revenue, nor any significant operations during the years ended December 31, 2016 and 2015. The Company does not have any assets as of December 31, 2016. As of December 31, 2016, the Company had a working capital deficiency and a stockholders’ deficit of $130,832. The Company continues to incur losses from operations and has incurred a net loss of approximately $46,000 and $53,000 during the years ended December 31, 2016 and 2015, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

for the years ended December 31, 2016 and 2015

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and our only officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2016. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, he concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2016.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2016.

This annual report does not include an attestation report from the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhongquan Zou	49	Director, Chief Executive Officer,	2012
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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2016.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by USA Zhimingde International Group Corporation to its Chief Executive Officer during the past three fiscal years. There was no officer or employee whose compensation for 2016 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhongquan Zou	2016	—	—	—	—	—
	2015	—	—	—	—	—
	2014	—	—	—	—	—

Employment Agreements

All of our employment arrangements with our executive are on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2016 and those options held by him on December 31, 2016.

Option Grants in the Last Fiscal Year

Percent
		of total			Potential realizable
	Number of	options			value at assumed
	securities	granted to			annual rates of
	underlying	employees	Exercise		appreciation
	option	in fiscal	Price	Expiration	for option term
	granted	year	($/share)	Date	5%	10%
Zhongquan Zou	—	—	—	—	—	—

The following table sets forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2016 and held by them unvested at December 31, 2016.

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

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this report by the following:

●	each shareholder known by us to own beneficially more than 5% of our common stock;

●	Zhongquan Zou;

●	each of our directors; and

●	all directors and executive officers as a group.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class
Zhongquan Zou	1,687,502	(1)	91.1%
All officers and directors as a group (1 person)	1,687,502	(1)	91.1%

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

Audit Fees

Wei, Wei & Co., LLP billed $19,750 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2016. Wei, Wei & Co., LLP billed $16,000 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2015 Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Wei, Wei & Co., LLP did not bill the Company for any Audit-Related fees in fiscal 2016 or 2015, respectively.

Tax Fees

Wei, Wei & Co., LLP did not bill the Company for any tax compliance, tax advice or tax planning in fiscal 2016 or 2015, respectively.

All Other Fees

Wei, Wei & Co., LLP did not bill the Company for any other fees in fiscal 2016 or 2015, respectively.

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
Zhongquan Zou, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 4, 2016 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhongquan Zou

Zhongquan Zou, Director

Chief Executive Officer, Chief

Financial and Accounting Officer

