Form 10-Q
period 2017-03-31
USA Zhimingde International Group Corp
filed 2017-05-16
CIK 1363343

United States

Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

May 15, 2017

Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended MARCH 31, 2017

USA Zhimingde International Group Corporation

BALANCE SHEETS (UNAUDITED) (IN U.S. $)

ASSETS	March 31, 2017	December 31, 2016
	(Unaudited)

Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$135,780	$130,832

Total current liabilities	135,780	130,832

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at March 31, 2017 and December 31, 2016	1,853	1,853
Additional paid-in capital	701,615	695,490
Deficit	(839,248)	(828,175)

Total stockholders’ (deficit)	(135,780)	(130,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,
	2017	2016

Operating expenses:
Professional fees	$(11,073)	$(10,198)

Total operating expenses	(11,073)	(10,198)

Net (loss)	$(11,073)	$(10,198)

(Loss) per common share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (DEFICIT) (Unaudited) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2017

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, December 31, 2016	$—	$1,853	$695,490	$(828,175)	$(130,832)

Capital contribution	—	—	6,125	—	6,125

Net (loss)	—	—	—	(11,073)	(11,073)

Balance, March 31, 2017 - unaudited	$—	$1,853	$701,615	$(839,248)	$(135,780)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2017 and 2016 (UNAUDITED)

	2017	2016
Cash flows from operating activities
Net (loss)	$(11,073)	$(10,198)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accrued expenses	4,948	3,198

Net cash (used in) operating activities	(6,125)	(7,000)

Cash flows from operating activities
Capital contributed by shareholder	6,125	7,000

Net cash provided by financing activities

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2017 and 2016

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

The unaudited interim financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2017 and December 31, 2016, the Company does not have any cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of March 31, 2017.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of March 31, 2017. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

For The Three months ended March 31, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of March 31, 2017 and December 31, 2016, there were no common stock equivalents outstanding.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company believes the standard will have no effect on its statement of cash flows.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2017 and 2016

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

During the three months ended March 31, 2017 and 2016, the Company received an additional capital contribution to support its operations from its major stockholder or their affiliates of $6,125 and $7,000, respectively.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three months ended March 31:

	2017	2016
	(Unaudited)	(Unaudited)

Current	$—	$—
Deferred	(11,216)	(4,283)
Change in valuation allowance	11,216	4,283

Provision (benefit) for income taxes	$—	$—

The following table reconciles the effective income tax rates with the statutory rates for the three months ended March 31:

	2017	2016
	(Unaudited)	(Unaudited)

U.S. federal statutory rate	34.00%	34.00%
State and local taxes-net of federal benefit	9.75	8.00
Change in valuation allowance	(43.75)	(42.00)

Effective income tax rate	—%	—%

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2017 and 2016

5.	INCOME TAXES (CONTINUED)

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2017	December 31, 2016
	(Unaudited)

Net operating loss carryforwards	$164,100	$152,900
Valuation allowance	(164,100)	(152,900)

Net deferred tax assets	$—	$—

At March 31, 2017, the Company had approximately $375,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2027. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance increased by $11,216 and $4,283 during the three months ended March 31, 2017 and 2016, respectively.

The tax years ended December 31, 2014, 2015 and 2016 remain open to examination by the IRS.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three months ended March 31, 2017 and 2016

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the three months ended March 31, 2017 and 2016. The Company does not have any assets as of March 31, 2017. As of March 31, 2017, the Company had a working capital deficiency and stockholders’ deficiency of $839,248. The Company continues to incur losses from operations and has incurred a net loss of $11,073 and $10,198 during the three months ended March 31, 2017 and 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

We currently have no assets and no operations. During the three months ended March 31, 2017, we realized no revenue and incurred $11,073 in operating expenses, resulting in a loss from operations and a net loss in that amount. During the three months ended March 31, 2016, we realized no revenue and incurred $10,198 in operating expenses, resulting in a loss from operations and a net loss in that amount. Our expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At March 31, 2017 we had a working capital deficit of $135,780, as we had no assets and had $135,780 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $4,948 during the three months ended March 31, 2017. The remainder of our operating expenses during that three month period were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used $6,125 in cash during the three months ended March 31, 2017, as we increased our accrued expenses by $4,948 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations used $7,000 in cash during the three months ended March 31, 2016, as we increased our accrued expenses by $3,198 and received the remainder of our operating expenses as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2017. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2017.

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

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of fiscal 2017.

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

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: May 16, 2017	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer and Chief Financial Officer

*     *     *     *     *