Form 10-Q
period 2017-06-30
USA Zhimingde International Group Corp
filed 2017-08-14
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Issuer’s Telephne Number: 212-608-8858

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

August 14, 2017

Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended JUNE 30, 2017

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

	June 30,	December 31,
ASSETS	2017	2016
	(Unaudited)
Current assets:
Cash	$—	$—

Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accrued expenses	$138,478	$130,832

Total current liabilities	138,478	130,832

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at June 30, 2017 and December 31, 2016	1,853	1,853
Additional paid-in capital	710,982	695,490
Deficit	(851,313)	(828,175)

Total stockholders’ (deficit)	(138,478)	(130,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Operating expenses:
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Professional fees	$(12,065)	$(10,198)	$(23,138)	$(20,396)

Total operating expenses	(12,065)	(10,198)	(23,138)	(20,396)

Net (loss)	$(12,065)	$(10,198)	$(23,138)	$(20,396)

(Loss) per common share, basic and diluted (Note 2)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (UNAUDITED) (IN U.S. $)
FOR THE SIX MONTHS ENDED JUNE 30, 2017

			Additional
	Preferred	Common	Paid-in
	Stock	Stock	Capital	Deficit	Total

Balance, December 31, 2016	$—	$1,853	$695,490	$(828,175)	$(130,832)

Capital contribution	—	—	15,492	—	15,492

Net loss	—	—	—	(23,138)	(23,138)

Balance, June 30, 2017- unaudited	$—	$1,853	$710,982	$(851,313)	$(138,478)

See accompanying notes to financial statements.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 and 2016 (UNAUDITED) (IN U.S. $)

	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(23,138)	$(20,396)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Increase in accrued expenses	7,646	10,396
Accrued expenses paid by shareholder	15,492	10,000

Net cash (used in) operating activities	—	—

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Noncash financing activities:

Additional capital contribution for payment of accrued expenses directly by shareholder	$15,492	$10,000

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended june 30, 2017 and 2016

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

The unaudited interim financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNE 30, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2017 and December 31, 2016, the Company does not have any cash equivalents.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNE 30, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification of, interest and penalties in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of June 30, 2017.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of June 30, 2017. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

For The Three AND SIX months ended JUNE 30, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of June 30, 2017 and December 31, 2016, there were no common stock equivalents outstanding.

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This ASU requires all entities to derecognize a business or nonprofit activity in accordance with Topic 810, and also requires all entities derecognize an equity method investment in accordance with Topic 860. The amendments in this ASU eliminate the scope exceptions, and simplifies GAAP. This ASU is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Public entities may apply the guidance earlier but only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas. The implementation guidelines follow ASU No. 2014-09. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended june 30, 2017 and 2016

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

During the six months ended June 30, 2017 and 2016, the Company received an additional capital contribution to support its operations from its major stockholder or their affiliates of $15,492 and $10,000, respectively.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$—	$—	$—	$—
Deferred	(5,278)	(4,283)	(16,494)	(8,566)
Valuation allowance	5,278	4,283	16,494	8,566

	$—	$—	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNe 30, 2017 and 2016

5.	INCOME TAXES (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the three and six months ended June 30:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. federal statutory rate	34.0%	34.0%	34.0%	34.0%
State and local taxes-net of federal benefit	9.75	8.00	9.75	8.00
Valuation allowance	(43.75)	(42.00)	(43.75)	(42.00)

Effective income tax rate	—%	—%	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2017	December 31, 2016
	(Unaudited)
Net operating loss carryforwards	$169,400	$152,900
Valuation allowance	(169,400)	(152,900)

Net deferred tax assets	$—	$—

At June 30, 2017, the Company had approximately $387,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryovers, if not utilized, will expire beginning in 2027. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND SIX months ended JUNE 30, 2017 and 2016

5.	INCOME TAXES (CONTINUED)

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and no current operations and has therefore established a full valuation allowance. The valuation allowance increased by $5,278 and $4,283 for the three months ended June 30, 2017 and 2016, respectively, and $16,494 and $8,566 for the six months ended June 30, 2017 and 2016, respectively.

No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2017 and 2016.

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the six months ended June 30, 2017 and 2016. The Company does not have any assets as of June 30, 2017. As of June 30, 2017, the Company had a working capital deficiency and stockholders’ deficiency of $138,478. The Company continues to incur losses from operations and has incurred a net loss of $12,065 and $10,198 during the three months ended June 30, 2017 and 2016, respectively, and $23,138 and $20,396 during the six months ended June 30, 2017 and 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s current business plan is to seek an acquisition or merger with a private operating company. However, there is no assurance that the Company will be able to successfully consummate an acquisition or merger with a private operating company or, that the Company will identify any debt or equity financing sources to finance a potential acquisition or merger. If unable to obtain financing, the Company may be unable to complete its business plan, and would, instead, delay all cash intensive activities. The Company will continue to be dependent on additional capital contributions from its major stockholder for cash flow, which may not be available in the future. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised.

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

Results of Operations

We currently have no assets and no operations. During the three and six months ended June 30, 2017, we realized no revenue and incurred $12,065 and $23,138, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. During the three and six months ended June 30, 2016, we realized no revenue and incurred $10,198 and $20,396, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. The increases in expenses from the first half of 2016 to the first half of 2017 reflect periodic fluctuations in billings by our professional advisors, and are not indicative of a trend. Our expenses consist of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At June 30, 2017 we had a working capital deficit of $138,478, as we had no assets and had $138,478 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $7,646 during the six months ended June 30, 2017. The remainder of our operating expenses during that six month period were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used no cash during the six months ended June 30, 2017, as we increased our accrued expenses by $7,646 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations likewise used no cash during the six months ended June 30, 2016, as we increased our accrued expenses by $10,396 and received the remainder of our operating expenses as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2017. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2017.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sale of Securities and Use of Proceeds.

     (a) Unregistered sales of equity securities.

    None.

    (c) Purchases of equity securities.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of fiscal 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: August 14, 2017	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer and Chief Financial Officer

*        *        *        *        *

