Form 10-Q
period 2017-09-30
USA Zhimingde International Group Corp
filed 2017-11-14
CIK 1363343

 United States
Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

November 14, 2017 Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended SEPTEMBER 30, 2017

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

ASSETS	September 30, 2017	December 31, 2016
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$144,676	$130,832

Total current liabilities	144,676	130,832

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at September 30, 2017 and December 31, 2016	1,853	1,853
Additional paid-in capital	715,201	695,490
Deficit	(861,730)	(828,175)

Total stockholders’ (deficit)	(144,676)	(130,832)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating expenses:
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Professional fees	$(10,417)	$(10,198)	$(33,555)	$(30,594)

Total operating expenses	(10,417)	(10,198)	(33,555)	(30,594)

Net (loss)	$(10,417)	$(10,198)	$(33,555)	$(30,594)

(Loss) per common share, basic and diluted (Note 2)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (DEFICIT) (Unaudited) (IN U.S. $)
FOR THE nine MONTHS ENDED SEPTEMBER 30, 2017

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deficit	Total

Balance, December 31, 2016	$—	$1,853	$695,490	$(828,175)	$(130,832)

Capital contribution	—	—	19,711	—	19,711

Net loss	—	—	—	(33,555)	(33,555)

Balance, September 30, 2017- unaudited	$—	$1,853	$715,201	$(861,730)	$(144,676)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 and 2016 (UNAUDITED)

	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(33,555)	$(30,594)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Increase in accrued expenses	13,844	17,594
Accrued expenses paid by shareholder	19,711	13,000

Net cash (used in) operating activities	—	—

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Noncash financing activities:

Additional capital contribution for payment of accrued expenses directly by shareholder	$19,711	$13,000

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended SEPTEMBER 30, 2017 and 2016

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

The unaudited interim financial statements of the Company as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2017 and December 31, 2016, the Company does not have any cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification of, interest and penalties in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30, 2017.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2017. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

For The Three AND nine months ended september 30, 2017 and 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of September 30, 2017 and December 31, 2016, there were no common stock equivalents outstanding.

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

For The Three AND nine months ended september 30, 2017 and 2016

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

During the nine months ended September 30, 2017 and 2016, the Company received an additional capital contribution to support its operations from its major stockholder or their affiliates of $19,711 and $13,000, respectively.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$—	$—	$—	$—
Deferred	(4,558)	(4,283)	(21,052)	(12,849)
Valuation allowance	4,558	4,283	21,052	12,849

	$—	$—	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2017 and 2016

5.	INCOME TAXES (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

U.S. federal statutory rate	34.0%	34.0%	34.0%	34.0%
State and local taxes-net of federal benefit	9.75	8.00	9.75	8.00
Valuation allowance	(43.75)	(42.00)	(43.75)	(42.00)

Effective income tax rate	—%	—%	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2017	December 31, 2016
	(Unaudited)
Net operating loss carryforwards	$173,900	$152,900
Valuation allowance	(173,900)	(152,900)

Net deferred tax assets	$—	$—

At September 30, 2017, the Company had approximately $397,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryovers, if not utilized, will expire beginning in 2027. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2031.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2017 and 2016

5.	INCOME TAXES (CONTINUED)

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and no current operations and has therefore established a full valuation allowance. The valuation allowance increased by $4,558 and $4,283 for the three months ended September 30, 2017 and 2016, respectively, and $21,052 and $12,849 for the nine months ended September 30, 2017 and 2016, respectively.

No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2017 and 2016.

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the nine months ended September 30, 2017 and 2016. The Company does not have any assets as of September 30, 2017. As of September 30, 2017, the Company had a working capital deficiency and stockholders’ deficiency of $144,676. The Company continues to incur losses from operations and has incurred a net loss of $10,417 and $10,198 during the three months ended September 30, 2017 and 2016, respectively, and $35,555 and 30,594 during the nine months ended September 30, 2017 and 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

We currently have no assets and no operations. During the three and nine months ended September 30, 2017, we realized no revenue and incurred $10,417 and $33,555, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. During the three and nine months ended September 30, 2016, we realized no revenue and incurred $10,198 and $30,594, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. The increases in expenses from the first nine months of 2016 to the first nine months of 2017 reflect periodic fluctuations in billings by our professional advisors, and are not indicative of a trend. Our expenses consist of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At September 30, 2017 we had a working capital deficit of $144,676, as we had no assets and had $144,676 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $13,844 during the nine months ended September 30, 2017. The remainder of our operating expenses during that nine month period were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used no cash during the nine months ended September 30, 2017, as we increased our accrued expenses by $13,844 during that period and received the remainder of our cash requirements as a capital contribution from our majority shareholder. Our operations likewise used no cash during the nine months ended September 30, 2016, as we increased our accrued expenses by $17,594 and received the remainder of our operating expenses as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2017. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2017.

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

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2017.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31	Rule 13a-14(a) Certification
32	Rule 13a-14(b) Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: November 14, 2017	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer and Chief Financial Officer

*     *     *     *     *