Form 10-K
period 2017-12-31
USA Zhimingde International Group Corp
filed 2018-04-16
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017.

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

As of June 30, 2017 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $1,657, based upon the last trade price on that date.

As of April 16, 2018, there were 1,853,207 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

	Bid
Quarter Ending	High	Low

March 31, 2016	$0.76	$0.051
June 30, 2016	$0.051	$0.051
September 30, 2016	$0.051	$0.0081
December 31, 2016	$0.0082	$0.0081

March 31, 2017	$0.0082	$0.009
June 30, 2017	$0.009	$0.01
September 30, 2017	$0.01	$0.032
December 31, 2017	$0.032	$0.032

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2017.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2017.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2017.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations. During the year ended December 31, 2017 we realized no revenue and incurred $46,888 in operating expenses, resulting in a loss from operations and net loss in that amount. During the year ended December 31, 2016, we realized no revenue and incurred $46,003 in operating expenses, resulting in a loss from operations and a net loss in that amount. The expenses in these years represent the costs of maintaining the Company as an SEC reporting company, as well as expenses related to maintaining the Company’s corporate existence.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect any significant change in the level of these expenses, unless the Company acquires or initiates business operations.

Liquidity and Capital Resources

At December 31, 2017 we had a working capital deficit of $155,924, as we had no assets and had $155,924 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services, which increased by $25,092 during 2017. The remainder of our $46,888 in operating expenses during the year ended December 31, 2017 were paid by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used no cash during the year ended December 31, 2017, as we increased our accrued expenses by $25,092 during that period and the remainder of our expenses were paid by our majority shareholder as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

Mr. Zou, our Chief Executive Officer, controls our majority shareholder. That entity or other entities that Mr. Zou controls have financed our operations by making capital contributions to cover our expenses. We expect that Mr. Zou’s controlled affiliates will continue to fund our operations until we have completed an acquisition of an operating company, and that we will continue to require additional capital contributions or financing to maintain our existence as a shell company for the next twelve months. Our management is not required to fund our operations by any contract or other obligation.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of USA Zhimingde International Group Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of USA Zhimingde International Group Corporation (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, change in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter – Going Concern

The accompanying financial statements have been prepared assuming that USA Zhimingde International Group Corporation will continue as a going concern. As more fully described in Note 6, the Company has no viable operations or significant assets and is dependent upon its major stockholder to provide sufficient working capital to maintain the integrity of the corporate entity. These conditions and the Company’s lack of equity and viable operations, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

We have served as the Company’s auditor since 2013.

/s/ Wei, Wei & Co., LLP

Flushing, New York

April 8, 2018

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $) DECEMBER 31, 2017 AND 2016

	December 31,
LIABILITIES AND stockholders’ (DEFICIT)	2017	2016

Current liabilities:
Accrued expenses	$155,924	$130,832

Total current liabilities	155,924	130,832

Stockholders’ (deficit) (Note 5):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at December 31, 2017 and 2016	1,853	1,853
Additional paid-in capital	717,286	695,490
(Deficit)	(875,063)	(828,175)

Total stockholders’ (deficit)	(155,924)	(130,832)

TOTAL LIABILITIES AND STOCKHOLDERS’(DEFICIT)	$—	$—

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Operating expenses:
Professional fees	$(46,888)	$(46,003)

Net (loss)	$(46,888)	$(46,003)

(Loss) per common share, basic and diluted	$(0.03)	$(0.02)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) (IN U.S. $) FOR THE YEARs ENDED DECEMBER 31, 2017 AND 2016

	Common Stock	Additional Paid-in Capital	Deficit	Total

Balance, December 31, 2015	$1,853	$675,779	$(782,172)	$(104,540)

Capital contributed to support operations	—	19,711	—	19,711
Net loss	—	—	(46,003)	(46,003)

Balance, December 31, 2016	1,853	695,490	(828,175)	(130,832)

Capital contributed to support operations	—	21,796	—	21,796
Net loss	—	—	(46,888)	(46,888)

Balance, December 31, 2017	$1,853	$717,286	$(875,063)	$(155,924)

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 and 2016

	2017	2016

Cash flows from operating activities
Net (loss)	$(46,888)	$(46,003)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accrued expenses	25,092	26,292
Accrued expenses paid by shareholder	21,796	19,711

Net cash (used in) operating activities	—	—

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Noncash financing activities:

Additional capital contribution for payment of accrued expenses directly by shareholder	$21,796	$19,711

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

1.	GENERAL

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2017 and 2016, the Company does not have any cash or cash equivalents.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2017 and 2016. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the years ended December 31, 2017 and 2016, reflected in the accompanying statements of operation. There were no dilutive shares outstanding during the year ended December 31, 2017 and 2016.

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

NOTES TO FINANCIAL STATEMENTS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

4.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2017 and 2016, the Company received additional capital contributions to support its operations from its major stockholder or his affiliates of $21,796 and $19,711, respectively.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2017 and 2016:

	2017	2016

Current	$—	$—
Deferred	67,300	(19,300)
Change in valuation allowance	(67,300)	19,300

Income tax provision (benefit)	$—	$—

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. There is a $67,200 net decrease in the deferred tax assets during the year ended December 31, 2017 due to the change of the Federal corporate tax rate from 34% to 21%.

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31:

	2017	2016

U.S. federal statutory rate	21.0%	42.0%
Change in valuation allowance	(21.0)	(42.0)

Effective income tax rate	—%	—%

Deferred tax assets are comprised of the following:

	December 31,
	2017	2016

Net operating loss carryforwards	$85,600	$152,900
Valuation allowance	(85,600)	(152,900)

Net deferred tax assets	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

5.	INCOME TAXES (CONTINUED)

At December 31, 2017, the Company had approximately $408,000 of federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2027. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance was decreased by $ 67,300 during the year ended December 31, 2017 and increased by $19,300 during the years ended December 31, 2016.

The tax years ended December 31, 2014, 2015 and 2016 remain open to examination by the taxing authorities.

6.	Going concern

The Company has not generated any revenue, nor any significant operations during the years ended December 31, 2017 and 2016. The Company does not have any assets as of December 31, 2017. As of December 31, 2017, the Company had a working capital deficiency and a stockholders’ deficit of $155,924. The Company continues to incur losses from operations and has incurred a net loss of approximately $47,000 and $46,000 during the years ended December 31, 2017 and 2016, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTES TO FINANCIAL STATEMENTS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

7.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through April 8, 2018, which is the date the financial statements were available to be issued. No subsequent events required adjustment to the financial statements or disclosures as stated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our only officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2017. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, he concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2017.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2017.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

			Director
Name	Age	Position with the Company	Since
Zhongquan Zou	50	Director, Chief Executive Officer,	2012
		Chief Financial Officer

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Zhongquan Zou. Mr. Zou is the founder of Beijing Zhimingde Technology Co. Ltd. and its affiliates, including USA Zhimingde International Group, Inc., which is the majority shareholder of the Company. These entities are primarily engaged in the manufacture, marketing and distribution of certain herbal products in China. He has been the Chairman and President of Beijing Zhimingde Technology Co. Ltd. since 2008, the Chairman and President of ZMD Bio-engineering (HK) Group, a corporation incorporated under the laws of Hong Kong since 2008, the Chairman and President of ZMD Science and Technology Company Limited, a company incorporated under the laws of Hong Kong since 2008, and the Chairman and President of US Zhimingde International Group, LLC, a New York entity since 2010. Mr. Zou was the Chairman and General Manager of Jilin Yanbian Pharmaceutical Co. Ltd. since 1999. Mr. Zou has been Vice President of the Health Care Association of China since 2008, Vice President of the Medicine Quality Management Association of China since 2009, Member of the National Committee of the Chinese People’s Political Consultative Conference of Korean Autonomous Prefecture of Yanbian since 2010, Party Member of the China Democratic National Construction Association since 2011, and Member of the Beijing Federation of Industry and Commerce since 2011. Mr. Zou obtained a graduate degree in business management from Jinlin University in 1997.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2017.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by USA Zhimingde International Group Corporation to its Chief Executive Officer during the past three fiscal years. There was no officer or employee whose compensation for 2016 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhongquan Zou	2017	—	—	—	—	—
	2016	—	—	—	—	—
	2015	—	—	—	—	—

Employment Agreements

All of our employment arrangements with our executive are on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2017 and those options held by him on December 31, 2017.

Option Grants in the Last Fiscal Year

					Potential realizable value at assumed annual rates of appreciation for option term
	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date
					5%	10%
Zhongquan Zou	—	—	—	—	—	—

The following table sets forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2017 and held by them unvested at December 31, 2017.

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

Audit Fees

Wei, Wei & Co., LLP billed $20,650 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2017. Wei, Wei & Co., LLP billed $19,750 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2016 Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Wei, Wei & Co., LLP did not bill the Company for any Audit-Related fees in fiscal 2017 or 2016, respectively.

Tax Fees

Wei, Wei & Co., LLP did not bill the Company for any tax compliance, tax advice or tax planning in fiscal 2017 or 2016, respectively.

All Other Fees

Wei, Wei & Co., LLP did not bill the Company for any other fees in fiscal 2017 or 2016, respectively.

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
Zhongquan Zou, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 16, 2018 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhongquan Zou
Zhongquan Zou, Director
Chief Executive Officer, Chief
Financial and Accounting Officer