Form 10-Q
period 2018-09-30
USA Zhimingde International Group Corp
filed 2018-12-31
CIK 1363343

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Issuer’s Telephone Number: 212-608-8858

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

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

December 31, 2018

Common Voting Stock: 1,853,207

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

QUARTERLY report on Form 10-Q

for the fiscal QUARTER ended SEPTEMBER 30, 2018

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $)

ASSETS	September 30, 2018	December 31, 2017
	(Unaudited)

TOTAL ASSETS	$—	$—

LIABILITIES AND stockholders’ (DEFICIT)

Current liabilities:
Accrued expenses	$169,668	$155,924

Total current liabilities	169,668	155,924

Stockholders’ (deficit):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at September 30, 2018 and December 31, 2017	1,853	1,853
Additional paid-in capital	736,853	717,286
Deficit	(908,374)	(875,063)

Total stockholders’ (deficit)	(169,668)	(155,924)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$—	$—

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF OPERATIONS (UNAUDITED) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Professional fees	$(10,148)	$(10,417)	$(33,311)	$(33,555)

Total operating expenses	(10,148)	(10,417)	(33,311)	(33,555)

Net (loss)	$(10,148)	$(10,417)	$(33,311)	$(33,555)

(Loss) per common share, basic and diluted (Note 2)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207	1,853,207	1,853,207

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (DEFICIT) (Unaudited) (IN U.S. $)

FOR THE nine MONTHS ENDED SEPTEMBER 30, 2018

	Preferred Stock	Common Stock	Additional Paid-in Capital	Deficit	Total

Balance, December 31, 2017	$—	$1,853	$717,286	$(875,063)	$(155,924)

Capital contribution	—	—	19,567	—	19,567

Net (loss)	—	—	—	(33,311)	(33,311)

Balance, September 30, 2018- unaudited	$—	$1,853	$736,853	$(908,374)	$(169,668)

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (UNAUDITED) (IN U.S. $)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2017

	2018	2017
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss)	$(33,311)	$(33,555)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Increase in accrued expenses	13,744	13,844
Accrued expenses paid by shareholder	19,567	19,711

Net cash (used in) operating activities	—	—

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Noncash financing activities:

Additional capital contribution for payment of accrued expenses directly by shareholder	$19,567	$19,711

See accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND NINE months ended SEPTEMBER 30, 2018 and 2017

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

The unaudited interim financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2018 and 2017

2.	ACCOUNTING POLICIES (CONTINUED)

Basis of Accounting and Presentation (Continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2018.

All financial statements and notes to the financial statements are presented in United States dollars (“US Dollar” or “U.S.$” or “$”).

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2018 and December 31, 2017, the Company does not have any cash equivalents.

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification of, interest and penalties in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of September 30, 2018.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2018 and 2017

2.	ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of September 30, 2018. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

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

For The Three AND nine months ended september 30, 2018 and 2017

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of September 30, 2018 and December 31, 2017, there were no common stock equivalents outstanding.

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

For The Three AND nine months ended september 30, 2018 and 2017

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

During the nine months ended September 30, 2018 and 2017, the Company received an additional capital contribution to support its operations from its major stockholder or their affiliates of $19,686 and $19,711, respectively.

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$—	$—	$—	$—
Deferred	(2,437)	(4,558)	(6,995)	(21,052)
Valuation allowance	2,437	4,588	6,995	21,052

	$—	$—	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2018 and 2017

5.	INCOME TAXES (CONTINUED)

The following table reconciles the effective income tax rates with the statutory rates for the three and nine months ended September 30:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

U.S. federal statutory rate	21.0%	34.0%	21.0%	34.0%
State and local taxes-net of federal benefit	11.7	9.75	11.7	9.75
Valuation allowance	(32.7)	(43.75)	(32.7)	(43.75)

Effective income tax rate	—%	—%	—%	—%

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2018	December 31, 2017
	(Unaudited)
Net operating loss carryforwards	$92,600	$85,600
Valuation allowance	(92,600)	(85,600)

Net deferred tax assets	$—	$—

At September 30, 2018, the Company had approximately $440,000 of Federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryovers, if not utilized, will expire beginning in 2028. The amount and availability of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2032.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2018 and 2017

5.	INCOME TAXES (CONTINUED)

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefits of deferred tax assets will not be realized principally due to the change of ownership limitations and no current operations and has therefore established a full valuation allowance. The valuation allowance increased by $2,437 and $4,558 for the three months ended September 30, 2018 and 2017, respectively, and $6,995 and $21,052 for the nine months ended September 30, 2018 and 2017, respectively.

No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2018 and 2017.

6.	Going concern

The Company has not generated any revenue, and has had no significant operations during the nine months ended September 30, 2018 and 2017. The Company does not have any assets as of September 30, 2018. As of September 30, 2018, the Company had a working capital deficiency and stockholders’ deficiency of $169,668. The Company continues to incur losses from operations and has incurred a net loss of $10,148 and $10,417 during the three months ended September 30, 2018 and 2017, respectively, and $33,311 and $33,555 during the nine months ended September 30, 2018 and 2017. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (IN U.S. $)

For The Three AND nine months ended september 30, 2018 and 2017

7.	SUBSEQUENT EVENTS

The Company’s management has performed subsequent events procedures through December 31, 2018, which is the date the financial statements were available to be issued. There were no subsequent events requiring adjustment to the financial statements or disclosures as stated herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We currently have no assets and no operations. During the three and nine months ended September 30, 2018, we realized no revenue and incurred $10,148 and $33,311, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. During the three and nine months ended September 30, 2017, we realized no revenue and incurred $10,417 and $33,555, respectively, in operating expenses, resulting in losses from operations and net losses in those amounts. The relative stability of our expenses from period to period reflects the absence of business operations in the Company, with most of our expenses consisting of professional fees relating to maintaining the Company as an SEC reporting company, as well as expenses related to maintaining the Company’s corporate existence.

Our major expenses consist of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect the level of our operating expenses to change in the future until we undertake to effect an acquisition.

Liquidity and Capital Resources

At September 30, 2018 we had a working capital deficit of $169,668, as we had no assets and had $169,668 in accrued expenses. Our accrued liabilities consist of amounts payable to our professional advisors for services, which increased by $13,744 during the nine months ended September 30, 2018. The remainder of our operating expenses during that nine month period were paid with funds contributed by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

During the nine months ended September 30, 2018, we incurred $19,567 in expenses that were funded by a capital contribution from our majority shareholder. Likewise, during the nine months ended September 30, 2017, we incurred $19,711 in expenses that were funded by a capital contribution from our majority shareholder. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2018. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2018.

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

(a) Unregistered sales of equity securities

None.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of fiscal 2018.

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

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

Date: December 31, 2018	By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer and Chief Financial Officer

*     *     *     *     *