Form 10-K
period 2018-12-31
USA Zhimingde International Group Corp
filed 2019-05-14
CIK 1363343

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

As of June 30, 2018 (the last business day of the most recently completed second fiscal quarter) the aggregate market value of the common stock held by non-affiliates was approximately $61,311, based upon the last trade price on that date.

As of May 14, 2019, there were 1,853,207 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

USA ZHIMINGDE INTERNATIONAL GROUP CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

(a) Market Information

The Company’s common stock is quoted on the OTC Pink Market under the symbol “ZMDC”. As of the date of this report, there have only been sporadic trades of the common stock. The bid quotations reported on the OTC Pink Market reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The Company had no securities authorized for issuance under equity compensation plans as of December 31, 2018.

(e) Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2018.

(f) Repurchase of Equity Securities

The Company did not repurchase any shares of its common stock during the 4th quarter of 2018.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations. During the year ended December 31, 2018 we realized no revenue and incurred $51,809 in operating expenses, resulting in a loss from operations and net loss in that amount. During the year ended December 31, 2017, we realized no revenue and incurred $46,888 in operating expenses, resulting in a loss from operations and a net loss in that amount. The expenses in these years represent the costs of maintaining the Company as an SEC reporting company, as well as expenses related to maintaining the Company’s corporate existence.

Our major expenses consisted of fees to lawyers and auditors necessary to maintain our standing as a fully-reporting public company and other administrative expenses attendant to the trading of our common stock. We do not expect any significant change in the level of these expenses, unless the Company acquires or initiates business operations.

Liquidity and Capital Resources

At December 31, 2018 we had a working capital deficit of $180,716, as we had no assets and had $180,716 in accrued expenses. Our liabilities consist of amounts payable to our professional advisors for services, which increased by $24,792 during 2018. The remainder of our $51,809 in operating expenses during the year ended December 31, 2018 were paid by USA Zhimingde International Group Inc., which is our majority shareholder, or by affiliates of that entity. We expect our working capital deficit to continue indefinitely, until we initiate or obtain an operating company capable of funding our overhead expenses.

Our operations used no cash during the year ended December 31, 2018, as we increased our accrued expenses by $24,792 during that period and the remainder of our expenses were paid by our majority shareholder as a capital contribution. In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of USA Zhimingde International Group Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of USA Zhimingde International Group Corporation (the “Company”) as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Wei, Wei & Co., LLP

Flushing, New York

May 7, 2019

USA Zhimingde International Group Corporation

BALANCE SHEETS (IN U.S. $) DECEMBER 31, 2018 AND 2017

	December 31,
LIABILITIES AND stockholders’ (DEFICIT)	2018	2017

Current liabilities:
Accrued expenses	$180,716	$155,924

Total current liabilities	180,716	155,924

Stockholders’ (deficit) (Note 5):
Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized, 1,853,207 shares issued and outstanding at December 31, 2018 and 2017	1,853	1,853
Additional paid-in capital	744,303	717,286
(Deficit)	(926,872)	(875,063)

Total stockholders’ (deficit)	(180,716)	(155,924)

TOTAL LIABILITIES AND STOCKHOLDERS’(DEFICIT)	$—	$—

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENT OF OPERATIONS (IN U.S. $) FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Operating expenses:
Professional fees	$(51,809)	$(46,888)

Net (loss)	$(51,809)	$(46,888)

(Loss) per common share, basic and diluted	$(0.03)	$(0.03)

Weighted average shares outstanding, Basic and diluted	1,853,207	1,853,207

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

Statements of Changes in Stockholders’ (Deficit) (IN U.S. $)

FOR THE YEARs ENDED DECEMBER 31, 2018 AND 2017

	Common Stock	Additional Paid-in Capital	Deficit	Total

Balance, December 31, 2016	$1,853	$695,490	$(828,175)	$(130,832)

Capital contributed to support operations	—	21,796	—	21,796
Net (loss)	—	—	(46,888)	(46,888)

Balance, December 31, 2017	1,853	717,286	(875,063)	(155,924)

Capital contributed to support operations	—	27,017	—	27,017
Net (loss)	—	—	(51,809)	(51,809)

Balance, December 31, 2018	$1,853	$744,303	$(926,872)	$(180,716)

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

	2018	2017

Cash flows from operating activities
Net (loss)	$(51,809)	$(46,888)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Increase in accrued expenses	24,792	25,092
Accrued expenses paid by shareholder	27,017	21,796

Net cash (used in) operating activities	—	—

Net increase in cash	—	—

Cash, beginning of period	—	—

Cash, end of period	$—	$—

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Noncash financing activities:

Additional capital contribution for payment of accrued expenses directly by shareholder	$27,017	$21,796

See independent auditors’ report and accompanying notes to financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

For the years ended December 31, 2018 and 2017

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2018 and 2017, the Company does not have any cash or cash equivalents.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

For the years ended December 31, 2018 and 2017

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

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, and accounting for interest and payables in the financial statements. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2018 and 2017. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2018 and 2017

2.	ACCOUNTING POLICIES (CONTINUED)

Net Earnings (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Potential dilutive shares are not included when the Company has a loss because their inclusion would be antidilutive. Accordingly, the number of weighted average shares outstanding, as well as the amount of net (loss) per share are presented for basic and diluted per share calculations for the years ended December 31, 2018 and 2017, reflected in the accompanying statements of operation. There were no dilutive shares outstanding during the year ended December 31, 2018 and 2017.

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

The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including accrued expenses, approximated its fair value due to the short-term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2018 and 2017

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update will require the recognition of a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, for all leases with terms longer than 12 months. For operating leases, the asset and liability will be expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows. For finance leases, interest on the lease liability will be recognized separately from the amortization of the right-of-use asset in the statement of comprehensive income and the repayment of the principal portion of the lease liability will be classified as a financing activity while the interest component will be included in the operating section of the statement of cash flows. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. Upon adoption, leases will be recognized and measured at the beginning of the earliest period presented using a modified retrospective approach. The Company does not believe the adoption of this ASU will have a material effect on its financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-lined financial instruments (or embedded features) with down round features. The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Codification, to a scope exception. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company does not believe the adoption of this ASC would have a material effect on the Company’s financial statement.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2018 and 2017

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In August 2017, the FASB issued ASU No. 2017-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company adopted this ASU during the year ending December 31, 2018. The adoption of this ASU did not have a material effect on the Company’s financial statements.

In October 2017, the FASB issued ASU No. 2017-17, Consolidation (Topic 810): Interests held through related parties that are under common control. The amendments in this ASU require that the reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted this ASU during the year ending December 31, 2018. The adoption of this ASU did not have a material effect on the Company’s financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2018 and 2017

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement – Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments in this Update is permitted, including adoption in any interim period, (1) for public business entities for reporting periods for which financial statements have not yet been issued and (2) for all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In March 2018, the FASB issued ASU 2018-05 - Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”), which amends the FASB Accounting Standards Codification and XBRL Taxonomy based on the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017 and Staff Accounting Bulletin No. 118 (“SAB 118”) that was released by the Securities and Exchange Commission. The Act changes numerous provisions that impact U.S. corporate tax rates, business-related exclusions, and deductions and credits and may additionally have international tax consequences for many companies that operate internationally. The Company does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

In June 2018, the FASB issued ASU 2018-07 – Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which to include share-based payment transactions for acquiring goods and services from non-employees, which nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the goods have been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share based payment award. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. Management plans to adopt this ASU during the quarter ending September 2019. Management does not believe the adoption of this ASU would have a material effect on the Company’s financial statements.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2018 and 2017

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The amendment is to assisting stakeholders with implementation questions and issues as organizations prepare to adopt the new leases standard affect the amendments in ASU 2016-02. Many stakeholders inquired about the following two requirements in the new leases standard: 1) Comparative reporting requirements for initial adoption and 2) For lessors only, separating lease and nonlease components in a contract and allocating the consideration in the contract to the separate components. ASU 2018-11 is effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2018-11 on its financial statements and related disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

4.	RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company received additional capital contributions to support its operations from its major stockholder or his affiliates of $27,017 and $21,796, respectively.

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2018 and 2017

5.	INCOME TAXES

The provision (benefit) for income taxes consisted of the following for the years ended December 31, 2018 and 2017:

	2018	2017

Current	$—	$—
Deferred	(10,900)	67,300
Change in valuation allowance	10,900	(67,300)

Income tax provision (benefit)	$—	$—

There is a $86,600 net decrease in the deferred tax assets during the year ended December 31, 2017 due to the change in the federal corporate tax rate from 34% to 21%.

The following table reconciles the effective income tax rates with the statutory rates for the years ended December 31:

	2018	2017

U.S. federal statutory rate	21.0%	34.0%
Change in valuation allowance	(21.0)	(34.0)

Effective income tax rate	—%	—%

Deferred tax assets are comprised of the following:

	December 31,
	2018	2017

Net operating loss carryforwards	$96,500	$85,600
Valuation allowance	(96,500)	(85,600)

Net deferred tax assets	$—	$—

USA Zhimingde International Group Corporation

NOTES TO FINANCIAL STATEMENTS (IN U.S. $)

for the years ended December 31, 2018 and 2017

5.	INCOME TAXES (CONTINUED)

At December 31, 2018, the Company had approximately $460,000 of federal net operating losses that may be available to offset future taxable income. The Federal net operating loss carryover, if not utilized, will expire beginning in 2027. Through 2036, the amount and utilization of any future net operating loss carry-forwards may be subject to limitations set forth by the Internal Revenue Code. Based upon an analysis of the Company’s stock ownership activity through December 31, 2012, a change of ownership was deemed to have occurred in 2012. This change of ownership created an annual limitation of substantially all of the Company’s net operating losses which are available through 2036.

The Company assesses the likelihood that deferred tax assets will be realized. To the extent that realization is not likely, a valuation allowance is established. Based upon the Company’s losses since inception, management believes that it is more likely than not that future benefit of the deferred tax asset will not be realized principally due to the continuing losses from operations and the change of ownership limitations and has therefore established a full valuation allowance. The valuation allowance was increased by $10,900 during the year ended December 31, 2018 and decreased by $67,300 during the years ended December 31, 2017.

The tax years ended December 31, 2015, 2016 and 2017 remain open to examination by the taxing authorities.

6.	Going concern

The Company has not generated any revenue, nor any significant operations during the years ended December 31, 2018 and 2017. The Company does not have any assets as of December 31, 2018. As of December 31, 2018, the Company had a working capital deficiency and a stockholders’ deficit of $180,716. The Company continues to incur losses from operations and has incurred a net loss of approximately $52,000 and $47,000 during the years ended December 31, 2018 and 2017, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

for the years ended December 31, 2018 and 2017

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

The Company’s management has performed subsequent events procedures through May 7, 2019, which is the date the financial statements were available to be issued. No subsequent events required adjustment to the financial statements or disclosures as stated herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our only officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2018. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on his evaluation, he concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2018.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2018, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (2013) as a basis for our assessment.

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

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2018.

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

Item 9B	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
Zhongquan Zou	51	Director, Chief Executive Officer,	2012
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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2018.

Item 11.	Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by USA Zhimingde International Group Corporation to its Chief Executive Officer during the past three fiscal years. There was no officer or employee whose compensation for 2018 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Zhongquan Zou	2018	—	—	—	—	—
	2017	—	—	—	—	—
	2016	—	—	—	—	—

Employment Agreements

All of our employment arrangements with our executive are on an at-will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2018 and those options held by him on December 31, 2018.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Zhongquan Zou	—	—	—	—	—	—

The following table sets forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2018 and held by them unvested at December 31, 2018.

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

Audit Fees

Wei, Wei & Co., LLP billed $10,800 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2018. Wei, Wei & Co., LLP billed $20,650 in connection with the audit and reviews of the Company’s financial statements for the year ended December 31, 2017 Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Wei, Wei & Co., LLP did not bill the Company for any Audit-Related fees in fiscal 2018 or 2017, respectively.

Tax Fees

Wei, Wei & Co., LLP did not bill the Company for any tax compliance, tax advice or tax planning in fiscal 2018 or 2017, respectively.

All Other Fees

Wei, Wei & Co., LLP did not bill the Company for any other fees in fiscal 2018 or 2017, respectively.

It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

Item 15.	Exhibits and Financial Statement Schedules

(b) Exhibit List

3-a	Amended and Restated Articles of Incorporation - filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 10, 2012, and incorporated herein by reference.

3-b	Amended and Restated By-laws – filed as an exhibit to the Company’s Current Report on Form 8-K filed on December 10, 2012, and incorporated herein by reference.

21	Subsidiaries – None

31	Rule 13a-14(a) Certification

32	Rule 13a-14(b) Certification

101.INS	XBRL Instance

101.SCH	XBRL Schema

101.CAL	XBRL Calculation

101.DEF	XBRL Definition

101.LAB	XBRL Label

101.PRE	XBRL Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

USA Zhimingde International Group Corporation

By:	/s/ Zhongquan Zou
Zhongquan Zou, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on May 14, 2019 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Zhongquan Zou
Zhongquan Zou, Director
Chief Executive Officer, Chief
Financial and Accounting Officer